Form 10-K
period 1993-12-31
EXCEL INDUSTRIES INC
filed 1994-03-30
CIK 740868

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT

For the fiscal year ended
    December 31, 1993                   Commission File Number: 1-8684

                     EXCEL INDUSTRIES, INC.
     (Exact name of Registrant as specified in its charter)


           Indiana                                35-1551685
 (State or other jurisdiction                  (I.R.S. Employer
incorporation or organization)              Identification Number)

      1120 North Main Street, P.O. Box 3118, Elkhart, Indiana 46515-3118
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number                     (219) 264-2131

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
     Title of Each Class                     on Which Registered

     Common Shares, without
        par value                           American Stock Exchange

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares of the Registrant's Common Shares, no par value, outstanding on March 4, 1994 was 10,577,936. The aggregate market value of the Registrant's Common Shares held by nonaffiliates on March 4, 1994 was $148,365,553.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Excel Industries, Inc. proxy statement for the 1994 annual meeting of shareholders are incorporated by reference into Part III of this report.
                             PART I.

ITEM 1.   BUSINESS

GENERAL

The registrant, an Indiana corporation (hereinafter, the "Company"), is the leading independent designer, manufacturer and supplier of window systems to the combined automobile, light truck and van, bus, heavy truck and recreational vehicle markets in North America. The Company's window systems include various types of automotive windshields; rear, vent, quarter, push out and sliding windows; and window regulator systems, latches, door frames and related components. The Company also manufactures door systems for military and recreational vehicles and injection molded thermoplastic products and other products primarily for sale to the automotive industry. The Company's products are sold to major North American transportation original equipment manufacturers ("OEMs") including Ford, Chrysler, General Motors, AutoAlliance International, Inc. (a joint venture between Ford and Mazda), Mitsubishi, Nissan, Fleetwood, Winnebago, Navistar, Paccar (Peterbilt and Kenworth trucks) and the manufacturers of virtually all of the intra and intercity buses in the United States and Canada.

BUSINESS STRATEGY

The Company's business objective is to expand profitably its position as the leading independent supplier of window systems to the combined automotive, light truck and van, bus, heavy truck and recreational vehicle markets in North America. It also intends to broaden its product offerings to these markets, as well as expand its capabilities to complementary markets. Continued focus on achieving recognition as a world class manufacturer is a key component of this strategy. The Company continually strives for world class status through technical innovation, quality excellence, cost competitiveness and strategic alliances and acquisitions.

Technical Innovation. The Company's most significant innovative achievement has been the development of reaction injection molded ("RIM") modular windows in the mid-1980's. This value-added product resulted from a long internal development effort and accounted for 35% of net sales in 1993. In recent years, as automotive OEMs increasingly shifted design, innovation, quality and product improvement responsibility to their suppliers, the Company increased its research, engineering and development expenditures (from $2.7 million in 1989 to $7.9 million in 1993), including the addition of an advanced design group and Company-wide computer-aided design capability. The Company has also added more sophisticated program management and complex manufacturing information systems. The Company's capabilities now include prototype and product development, specification testing and manufacturing engineering assistance. This has resulted in increased opportunities for the Company to participate earlier in the product planning process and to add value by furnishing engineering and design services and providing a broader range of parts required for vehicle assembly.

Quality Excellence. The Company emphasizes a continuous improvement philosophy to its employees on all facets of operations including product quality. As a result of its commitment to quality, the Company has achieved Q1 and Pentastar quality ratings at its key manufacturing plants from Ford and Chrysler, respectively, and has received quality awards from Fleetwood (a recreational vehicle OEM), Nissan and other OEMs. At the corporate technical center, engineers examine the Company's and its competitors' products to evaluate alternative designs, suggest marketing opportunities and solve potential production problems, all of which serve to improve and maintain the Company's stringent quality standards.

Competitive Cost. The Company strives to achieve a competitive cost to its customers through its emphasis on quality excellence and its involvement in the early stages of product development. The Company is a highly reliable and timely supplier able to meet its customers' demanding delivery requirements, while constantly focusing on reducing OEM inventory levels.

Strategic Alliances. In 1986, Ford entered into a supply agreement (the "Supply Agreement") with the Company. Pursuant to the Supply Agreement, Ford agreed to purchase from the Company at least 70% of the requirements by dollar volume of Ford and Ford Canada for modular framed glass parts using RIM and polyvinyl chloride ("PVC") technology, commencing with the 1990 model year. Ford's purchase obligations are contingent upon the Company being competitive as to technology, quality, service, price and delivery. The Supply Agreement, which is currently scheduled to expire at the end of the 1998 model year, has been complemented by a supply agreement between Ford and the Company dated January 31, 1994 (the "1994 Supply Agreement"), which extends through the 1998 calendar year and which provides for Ford to purchase 100% of its requirements for those parts currently supplied by the Company (including parts other than modular windows), subject to specified annual price reductions. Since 1990, the Company has and is continuing to supply at least 70% of Ford's requirements for modular framed glass, which have predominately been modular windows using RIM technology. The Company works closely with Ford during the development and production by Ford of new products utilizing parts supplied by the Company, and net sales to Ford have increased from $26.7 million in 1985 to $373.1 million in 1993.

The Company also benefits from an exclusive purchase and supply agreement with H.S. Die & Engineering of Grand Rapids, Michigan. H.S. Die supplies the molds (i.e., tooling) to the Company necessary to manufacture modular windows. Working closely with OEMs and H.S. Die, the Company is able to move rapidly from design to finished tooling for modular windows. As a result of this alliance, preproduction lead-times on new programs have been decreased by more than a year, which was demonstrated in Ford's development of the recently introduced Mustang model.

Another strategic alliance links the Company with Schade KG, a modular and conventional window and door systems supplier located in Plettenberg, Germany. Pursuant to a Reciprocal Technology License and Cooperative Venture Agreement, both companies have cooperated in developing new business proposals. Schade helped the Company develop technical capabilities in PVC modular windows. The Company produces PVC windows for the Chrysler New Yorker at its Kentucky manufacturing facility and has been sourced to supply PVC windows for certain 1995 Mitsubishi and Nissan models. In addition, technology acquired from the Company's alliance with Schade has enabled the Company to supply door frames for General Motors's 1994 Saturn Coupe.

In 1992, the Company formed a joint venture with Pollone S.A., a Brazilian automotive parts supplier, for the purpose of supplying encapsulated window assemblies to South American automakers. Located near Sao Paulo, Brazil, the joint venture, Pollexco, is owned 49% by the Company and 51% by Pollone, S.A. Production of products for Autolatina, a joint venture between Ford and Volkswagen, began in late 1993.

Strategic Acquisitions. In acquisitions, the Company seeks processes, products or markets which complement the Company's existing businesses. The Company added high volume conventional window capacity to its product line as a result of a 1986 acquisition from Irvin Industries. In the mid-1980's, Ford--initially the Company's only RIM window customer--started its own subsidiary to manufacture RIM windows in Fulton, Kentucky. In 1986, the Company acquired Ford's RIM window subsidiary and manufacturing facility. In 1988, the Company acquired Nyloncraft, Inc., which manufactures injection molded thermoplastic products primarily for the automotive industry. Nyloncraft also supplies plastic components to six of the Company's manufacturing facilities. In 1990, the Company acquired the window regulator business operated by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc. The Company's technical capabilities, in particular the corporate technical center, have enabled it to redesign several products, reduce operating expenses and improve overall operations in the newly-acquired window regulator business.

MARKET DESCRIPTION AND INDUSTRY FACTORS

Automotive Market

General. The overall market for new cars and light trucks in North America is large and cyclical, with average annual growth of 1% to 2%. However, considerable growth or decline routinely occurs within specific product segments or model lines. In particular, light truck sales have grown rapidly over the last 15 years as compared to the demand for cars. This growth in light truck demand primarily reflects the increased use of mini-vans and sport utility vehicles. The Company believes it will continue to be well-positioned as a supplier of window systems to OEMs in this higher growth market segment.

Changing Supplier Policies. Several developments have substantially altered the competitive environment for automotive suppliers, including consolidation among suppliers and increased outsourcing of key components by OEMs. During the 1980s, Ford, Chrysler and General Motors began to reduce their supplier base, focusing on long-term sole-source contracts with more capable suppliers. Increasingly, the criteria for selection include not only cost, quality and responsiveness, but also certain full-service capabilities including design, engineering and project management support. OEMs now have rigorous programs for evaluating and rating suppliers which encompass quality, cost control, reliability of delivery, new technology implementation, engineering competence, continuous improvement programs and overall management. Under these programs, each facility operated by a supplier is evaluated independently. The suppliers who obtain superior ratings are favorably considered for new business; those who do not may continue their existing contracts, but normally do not receive additional business. As a result, these new supplier policies have sharply reduced the number of component suppliers. In the 1990's, OEM supply agreements have incorporated productivity provisions which specify annual price reductions which may be offset by product improvements, manufacturing improvements and/or various other mutually agreed upon methods.

Transplants. Over the last ten years, Japanese manufactured vehicles have gained an increasing share of the North American market. In addition, a growing percentage of such vehicles are being made at North American operations of Japanese manufacturers ("Transplants"). Transplants receive component parts from a variety of sources including suppliers in Japan, Japanese suppliers who establish U.S. facilities and existing U.S. component suppliers. Because of the current market share of the Transplants, supplying them is an attractive opportunity. To date, the Company has been selected to supply window systems for certain Nissan, Mazda and Mitsubishi models manufactured in North America. The Company has also been selected to supply fixed vent windows for the new BMW model scheduled to be built in South Carolina in 1995.

Non-Automotive Market

The market for heavy trucks in North America is cyclical, and the Company believes it is well positioned to take advantage of supply opportunities which arise as aging fleets are replaced with new models. The availability of federally funded programs and the price of gasoline and diesel fuel are factors which affect the demand for intracity buses purchased for municipal mass transit systems. The market for recreational vehicles is influenced significantly by the strength of the economy and the level of consumer discretionary spending. Recent growth trends in the sale of recreational vehicles have been positive.

PRODUCTS

The Company designs, engineers, manufactures and supplies plastic and metal framed window assemblies, manual and power glass regulator systems and injection molded thermoplastic products principally for North American car, light truck and van, heavy truck, bus, military and recreational vehicle OEMs. The Company does not manufacture or sell primary glass.

Modular Window Systems. The Company's modular, plastic framed windows are value-added parts because clips, weatherstripping and bright trim are attached during the molding process. The module-manufacturing processes used by the Company give the OEM designers great flexibility in window shape, sealing and aerodynamics. The module supplied to the OEM also lowers its parts inventory, reduces part weight and reduces assembly efforts. The Company produces modular windshields and rear windows, as well as fixed quarter, sliding and push out modular windows.

The Company utilizes RIM technology and also PVC injection molding technology to manufacture modular windows. In RIM technology, liquids are mixed and fed into a mold that holds glass, framing and fastening components. The mixture polymerizes, and the completed module is removed, trimmed, cleaned, inspected and packed for shipment. In PVC injection molding, solid plastic subjected to high temperature and pressure flows in liquid form into the mold where it reverts without chemical reaction to a solid.

Conventional Windows. The Company also produces conventionally framed window assemblies utilizing painted cold-rolled steel, stainless steel, rubber and/or aluminum. The glass or plastic glazed window assemblies supplied for mass transit systems have durable aluminum frames and non-leak weatherstripping. The Company supplies a wide variety of conventional windows to car, light truck and heavy truck OEMs, including pivoting wing ventilator windows, fixed and movable quarter windows and swing-out and sliding windows. The Company's flush-mount recreational vehicle windows seal tightly and feature independent sliding screens, removable storm windows and an anti-theft locking mechanism.

Window Regulator Systems. The Company supplies manual and electrically powered versions of regulators (the mechanisms for lifting and lowering windows) for front and rear side windows and tailgate windows. The Company stresses safety, weight, glass stability, window system integration, parts reduction and enhanced vehicle design flexibility in its window regulators.

Injection Molded Thermoplastic Products. The Company's Nyloncraft division manufactures injection molded inside and outside door handles, door latch components, fan shrouds, airspring pistons, window crank handles and a variety of other custom engineered products. The Company molds parts from nylons, polyesters, acetal and other engineered thermoplastic materials.

Door Systems. The Company designs and manufactures preassembled doors for Class A motorhomes and ballistic door/window systems for the Hummer tactical military vehicle. The Company's preassembled door systems improve the OEMs' installation productivity and assist in design flexibility.

CUSTOMERS AND MARKETING

The Company supplies its products primarily to Ford, Chrysler and General Motors. Historical sales of the Company by customer group are set forth below. The loss of Ford, Chrysler or General Motors as a customer would have a material adverse effect on the Company.

                                    Year Ended December 31,
                         1991              1992             1993
                     Net               Net             Net
                     Sales   Percent   Sales  Percent  Sales  Percent
                                 (Amounts in thousands)
     Ford           $243,577  69%    $310,579   73%    $373,116   72%
     Chrysler         27,279   8       36,944    9       56,445   11
     General Motors   26,254   8       18,973    4       20,109    4
     Other            55,158  15       60,377   14       66,011   13
     Total          $352,268 100%    $426,873  100%    $515,681  100%

Sales of the Company's products to OEMs are made directly by the Company's sales and engineering personnel located at the Company's offices in the Detroit area and Elkhart, Indiana. Through these sales and engineering offices, the Company services its OEM customers and manages its continuing programs of product design improvement and development.

The Company's customers award contracts that normally cover parts to be supplied for a particular vehicle model. Such contracts typically extend over the life of the model, which is generally four to seven years. The primary risk to the Company is that an OEM will produce fewer units of a model than anticipated. In addition, the Company competes for new business to supply parts for successor models and therefore runs the risk that the OEM will not select the Company to produce parts on a successor model. In order to reduce its reliance on any one model, the Company produces parts for a broad cross-section of both new and more mature models. The Company has been chosen as a supplier on a variety of generally successful car, light truck and van models. The following table presents a summary of the 1994 and 1995 models for which the Company is producing or will produce component parts.

     COMPANY        1994/1995 MODELS
     Ford           Escort, Explorer, Taurus, Sable, Aerostar, Windstar,
                    Ranger, Continental, Cougar, Mark VIII, Bronco,
                    Thunderbird, Town Car, Econoline, Crown Victoria,
                    Grand Marquis, Mustang, Probe, Villager, F-Series
                    Truck
     Chrysler       LHS, LeBaron, Fifth Avenue, Imperial, Cherokee,
                    Wrangler, Comanche, Voyager, Avenger, Sebring,
                    Concorde, Intrepid, Vision, New Yorker, Dakota, Ram
                    Truck, Ram Van/Wagon, Talon
     General Motors Cavalier, Sunbird, Vandura Van, APV Mini-Van, S-10
                    Truck, Saturn Coupe, Saturn Station Wagon
     Nissan         Quest, Sentra GS, Nissan Truck
     Mazda          MX6
     Mitsubishi     Eclipse

Based on its ability to service its OEM customers' needs effectively, the Company believes it will be able to maintain its position on most existing models, while also expanding into new models as further consolidation in the OEM supplier base occurs. The Company believes that the presence of Transplants represents an attractive growth opportunity over the next decade. The Company is currently supplying products for Mazda, Nissan and Mitsubishi models. The Company believes that it is favorably positioned to increase its business with the Transplants because of the Company's reputation for technical innovation, quality excellence, reliability and competitive cost.

In the non-automotive markets, the Company sells various types of conventional window systems to North American OEMs of medium and heavy trucks, recreational vehicles and buses. The Company is the dominant supplier of wing ventilator windows for medium and heavy trucks manufactured in the United States and Canada. The Company's customers include Navistar, Freightliner, Volvo GM Heavy Truck Corp., Mack Truck, Paccar (Kenworth and Peterbilt models) and Ford. The Company supplies aluminum framed window systems to Fleetwood and Winnebago, the leading recreational vehicle OEMs in North America, as well as a number of other recreational vehicle manufacturers. The Company is the dominant supplier of metal framed window systems to intra and intercity bus OEMs.

The Company also manufactures preassembled doors for certain recreational vehicle OEMs and door systems for the Hummer tactical military vehicle.

The Company maintains separate sales and engineering groups at its corporate offices in Elkhart, Indiana to service these non-automotive markets. The Company has received "Supplier of the Year" and "Master of Quality" awards from Fleetwood and Freightliner, respectively, as well as recognition for quality and delivery accomplishments from other non-automotive OEMs. The Company believes that its cost competitiveness, quality excellence and design and engineering capabilities obtained in the automotive supply markets enable it to compete effectively in non-automotive markets as well.

COMPETITION

The Company operates in a highly competitive environment in each of its markets. The number of the Company's competitors in the automotive markets is expected to decrease due to the supplier consolidation resulting from changing OEM policies. The Company's major competitors include Donnelly Corporation, Libbey-Owens-Ford Co., Guardian Industries, Dura, Inc., Rockwell International, Hehr International, OEM internal operations and a large number of smaller operations.

The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to four years prior to the marketing of such models to the public. Once a producer has been designated to supply parts to a new program, an OEM will generally continue to purchase those parts from the designated producer for the life of the program. Competitive factors in the market for the Company's products include product quality, design and engineering competence, customer service, product mix, new product innovation, cost and timely delivery. The Company believes that its business strategy allows it to compete effectively in the markets for its products.

The Company believes that it is well-positioned to succeed in this highly competitive supplier environment. The Company's size, emphasis on quality, customer service orientation, manufacturing expertise and technological leadership all contribute to the Company's success in the transportation supply industry.

RESEARCH, ENGINEERING AND DEVELOPMENT

The Company expended approximately $5.2 million, $5.5 million and $7.9 million on research, engineering and development during 1991, 1992 and 1993, respectively. These increased expenditures have improved significantly the Company's capacity to provide complete engineering and design services to support its product lines. The Company also has a corporate technical center in Elkhart, Indiana for basic research and development, as well as a large engineering and design staff in the Detroit area which works closely with automotive OEMs during all phases of new product development and production.

FOREIGN OPERATIONS

In addition to its domestic facilities described below, the Company owns a manufacturing facility in Aurora, Ontario, Canada and leases a manufacturing facility in Juarez, Mexico. The financial information concerning the Canadian operations of the Company is set forth in Notes 10 and 11 to the Company's Consolidated Financial Statements included elsewhere herein.

EMPLOYEES

The Company employs a total of approximately 3,500 persons, of whom approximately 20% are covered by collective bargaining agreements. The Company believes its relationship with its employees is good.

ENVIRONMENTAL MATTERS

The Company believes it is in substantial compliance with federal, state, local and foreign laws regarding discharge of materials into the environment and does not anticipate any material adverse effect on its future earnings, capital expenditures or competitive position as a result of compliance with such laws.

For a discussion of potential environmental liabilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.

ITEM 2.   PROPERTIES

The Company operates 11 manufacturing facilities, all of which are in good condition. The Company manufactures framed window assemblies at its Elkhart, Jacksonville, LaGrange, Aurora, Lawrenceburg, Fulton and Toledo manufacturing facilities. Injection molded thermoplastic parts are manufactured at the Bowling Green and Mishawaka facilities. Window regulator systems, latches and related components are manufactured at the Jacksonville, Pikeville and Juarez, Mexico facilities. Except as noted below, the Company owns all of these facilities.

                                        Approximate
                                        Building Size
Location                                (in square feet)

     Elkhart                            270,000 (1)
     Jacksonville, Florida              260,000
     LaGrange, Indiana                  140,000
     Aurora, Ontario (Canada)           120,000
     Lawrenceburg, Tennessee            150,000
     Fulton, Kentucky                    80,000 (2)
     Bowling Green, Kentucky             32,000
     Mishawaka, Indiana                 120,000 (3)
     Toledo, Ohio                        61,000 (4)
     Pikeville, Tennessee               101,900 (5)
     Juarez, Mexico                      15,000 (6)
_________________________________

(1) Approximately 35,000 square feet of this facility houses the Company's executive offices and approximately 140,000 square feet of the facility are used in manufacturing.

(2) The Company leases the Fulton, Kentucky facility pursuant to a lease which expires in 1994. The Company is entitled to extend the term of the lease for six (6) additional terms of three (3) years each and may, at its option, purchase the facility at any time during the lease.

(3) The Company leases the Mishawaka, Indiana facility pursuant to a lease which expires in 1998. The Company is entitled to extend the term of such lease until 2003 and may, at its option, purchase such facility at any time during the term of the lease.

(4) The Company leases the Toledo, Ohio facility pursuant to a lease which expires on May 31, 1998.

(5) The Company leases the Pikeville, Tennessee facility pursuant to a Lease Purchase Contract entered into as part of agreements for the issuance of two series of industrial development bonds. Title to the facility will be transferred to the Company for Ten Dollars ($10.00) on completion of payment on the bond issues on July 1, 1999. Rent is payable semi-annually with respect to the Series A bonds and is equal to the principal and interest due on the bonds. Semi-annual principal payments on the Series A bonds currently are $75,000. Interest on the outstanding principal balance of the Series B bonds is payable quarterly, with an annual payment of principal in the amount of $200,000.

(6) The Company leases the Juarez, Mexico facility pursuant to a month-to-month lease.

ITEM 3.   LEGAL PROCEEDINGS

On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against the Company and certain other parties. On July 20, 1993, the Indiana Department of Environmental Management ("IDEM") joined the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the United States Environmental Protection Agency ("EPA") and IDEM in connection with the contamination of soil and groundwater on the Company's property in Elkhart, Indiana, and a well field of the City of Elkhart in close proximity to the Company's facility. The lawsuit also seeks a declaration that the Company and the other defendants are liable for any future costs incurred by the EPA and IDEM in connection with the site.

For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

                Executive Officers of the Company

The names and ages of all executive officers of the Company, all positions and offices held by each of them and the period during which each such person has served in these offices and positions is set forth below:

     Name                Age  Position and Offices

James J. Lohman          52   Chairman of the Board
                              and Chief Executive Officer

James O. Futterknecht, Jr.47  President and Chief Operating Officer

Joseph A. Robinson       55   Secretary, Treasurer and Chief Financial
                              Officer

James E. Crawford        47   Vice President-Product Development and
                              Value Engineering

Louis R. Csokasy         46   Vice President-Engineering and Quality

Terrance L. Lindberg     51   Vice President-Specialty Products and
                              General Manager-Nyloncraft

Mr. Lohman has been the Chairman of the Board of Directors since 1985 and Chief Executive Officer since 1983. He joined the Company in 1964 and was Group Vice President from 1978 to 1981 and was President from 1981 to 1992. He has been a director of the Company since 1978.

Mr. Futterknecht joined the Company in 1970, was Vice President - Corporate Sales from 1976 until 1984, was Vice President - Automotive Products from 1986 until 1987, was Vice President - Automotive Sales and engineering from 1987 to 1990, and was Executive Vice President from 1990 to 1992. He was elected as President and Chief Operating Officer and was appointed as a director in 1992.

Mr. Robinson joined the Company as Secretary, Treasurer and Chief Financial Officer in December 1991 and was appointed as a director in 1992. Prior to that time, he was employed by the Standard Products Co., a manufacturer of automotive parts as Vice President from 1990 to 1991 and as Vice President - Finance from 1976 to 1990.

Mr. Crawford joined the Company in 1978, was Product Engineering Manager from 1979 until 1984, was Vice President - Engineering/Research from 1984 until 1987, was Vice President - Modular Operations from 1987 to 1988, and was Vice President-Group Operations/Modular Products from 1988 to 1992. Mr. Crawford has been Vice President-Product Development and Value Engineering since 1992.

Mr. Csokasy joined the Company in 1972. He was General Manager - Recreational Vehicles from 1985 to 1987, Manager of Corporate Engineering from 1987 to 1990, and was Vice President - Engineering from 1990 to 1992. He has been Vice President - Engineering and Quality since 1992.

Mr. Lindberg joined the Company in 1983, was Manager of Mass Transit and Heavy Truck Products from 1984 to 1987, was Manager of Group Operations from 1987 until 1990, was Vice President - Group Operation from 1990 to 1992. Mr. Lindberg has been Vice President - Specialty Products and General Manager - Nyloncraft since 1992.

                            PART II.

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS

The Common Shares are traded on the American Stock Exchange under the symbol EXC. The following table sets forth for the fiscal periods indicated the high and low sale prices of the Common Shares, as reported by the American Stock Exchange, and dividends declared per share.

                                                             Dividends
                                            Share Prices     Declared
                                          High      Low      Per Share
     Fiscal Year Ended December 31, 1992:
          1st Quarter                   $12.875   $ 7.250      $.06
          2nd Quarter                    12.875    10.750       .06
          3rd Quarter                    14.750    12.125       .06
          4th Quarter                    17.750    10.750       .06
     Fiscal Year Ended December 31, 1993:
          1st Quarter                    18.250    13.875       .06
          2nd Quarter                    19.625    15.500       .08
          3rd Quarter                    21.000    16.375       .08
          4th Quarter                    19.875    15.750       .08

As of February 15, 1994, there were 502 holders of record of the Common
Shares.

The Company has paid cash dividends every quarter since becoming a public company in April 1984. The Company intends to continue to pay quarterly cash dividends on its Common Shares, but the payment of dividends and the amount and timing of such dividends will depend upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

           SELECTED CONSOLIDATED FINANCIAL INFORMATION
        (Amounts in thousands, except per share amounts)

The following table presents selected consolidated financial data of the Company as of and for the five fiscal years ended December 31, 1993. The selected consolidated financial data have been derived from audited consolidated financial statements of the Company. Such selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein. The comparability of the results for the periods presented is significantly affected by certain events, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

INCOME STATEMENT DATA:

                                            Year Ended December 31,
                              1989      1990      1991      1992      1993

     Net sales              $277,114  $281,369  $352,268  $426,873  $515,681
     Cost of goods sold      236,014   245,027   321,058   383,258   463,943
     Gross profit             41,100    36,342    31,210    43,615    51,738
     Selling, admini-
      strative and engin-
      eering expenses         22,819    23,336    25,205    28,262    30,054
     Restructuring charge
      (1)                      ---       ---       ---       4,500     ---
     Other income (expense),
      net                        289     1,208      (216)      713     2,015
     Interest expense          5,470     5,446     5,516     5,555     3,474
     Income before income
      taxes and cumulative
      effect of changes in
      accounting              13,100     8,768       273     6,011    20,225
     Income tax provision      5,478     3,560       122     2,434     7,785
     Income before cumula-
      tive effect of
      changes in accounting    7,622     5,208       151     3,577    12,440
     Cumulative effect of
      adoption of
      SFAS 106 and 109         ---       ---       ---       3,195     ---
     Net income                7,622     5,208       151       382    12,440
     Net income (loss)
      per share:
        Before cumulative
         effect of
         changes in accounting:
          Primary               1.18       .80       .02       .47      1.23
          Fully diluted         1.18       .80       .02       .47      1.15
        Cumulative effect of
         adoption of
         SFAS 106 and 109:
          Primary              ---       ---       ---        (.42)    ---
          Fully diluted        ---       ---       ---        (.42)    ---
        Net income:
          Primary               1.18       .80       .02       .05      1.23
          Fully diluted         1.18       .80       .02       .05      1.15
     Cash dividends per share    .40       .40       .24       .24       .30
     Average shares
      outstanding              6,439     6,459     6,488     7,553    10,12

BALANCE SHEET DATA:
                                                    December 31,
                              1989      1990      1991      1992      1993
     Working Capital        $ 43,753    44,203    42,517    60,331    94,761
     Property, plant and
      equipment               40,886    50,305    48,445    42,064    49,746
     Total assets            125,885   155,724   150,645   182,096   229,316
     Short-term debt
      (includes current
      portion of long-term
      debt)                    3,607     4,247     4,025     1,561     1,553
     Long-term debt (less
      current portion)        41,196    50,728    46,743    34,592    35,094
     Shareholders' equity     46,552    49,326    48,181    67,030   106,436
     Book value per share       7.22      7.63      7.41      7.83     10.07
     Long-term debt to total
      capitalization              47%       51%       49%       34%       25%
____________

(1) In 1992, the Company provided a reserve of $4,500 for restructuring costs. See Note 4 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIOMS

GENERAL

The Company was founded in 1928 and became a public company in April 1984. Since 1984, the Company has expanded sales internally and through several strategic acquisitions designed to complement the Company's businesses. In January 1986, the Company acquired Irvin Industries, Inc.'s wing ventilator window business operated in Jacksonville, Florida. Later in 1986, the Company consummated a private placement of Common Shares to Ford in exchange for cash, a long-term supply contract and a Ford subsidiary engaged in the manufacture and sale of modular window systems. In 1988, the Company acquired Nyloncraft, Inc. which manufactures injection molded thermoplastic products primarily for the automotive industry. In 1990, the Company acquired the window regulator business operated by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc., which the Company now operates under the name "Excel Systems". The comparability of the Company's results on a period-to-period basis is significantly affected by such acquisitions.

RESULTS OF OPERATIONS

1993 Compared to 1992

Sales for the year ended December 31, 1993 totaled a record $515.7 million, an increase of $88.8 million, or 21%, over the preceding year. This increase in sales resulted from generally more favorable economic conditions in North America as total light vehicle production increased 12% and light vehicle production of Ford in North America increased 15%. Specifically, sales of new programs, including Ford/Nissan mini-vans, Ford F-Series and Ranger trucks, Chrysler LH sedans and Dodge trucks, helped account for improved sales volume.

Gross profit totaled $51.7 million, or 10.0% of sales, as compared with $43.6 million, or 10.2% of sales for the prior year. Gross profit in dollars improved with the improved level of sales. Gross profit as a percent of sales declined due to a change in product mix and start-up costs related to new programs.

Selling, administrative and engineering expenses totaled $30.1 million for 1993, an increase of 6%, or $1.8 million, from 1992. The increase reflected, among other items, an increase in engineering personnel costs, amounts for outside consultants and an increase in the provision for incentive compensation. As a percent of sales, selling, administrative and engineering expenses declined to 5.8% in 1993 as compared to 6.6% in 1992.

Interest costs of $3.5 million for 1993 compared to the $5.6 million incurred in 1992. The decline in interest expense reflected the reduction in interest and the prepayment penalty incurred in 1992 related to Senior Notes which were retired in 1992.

Other income in 1993 totaled $2.0 million, an increase of $1.3 million from 1992. Other income in 1993 included $1.9 million of interest income arising from the investment of proceeds of the Company's Common Share offerings in March 1993 and June 1992.

The income tax provision was 38.5% of pre-tax income in 1993, down from 40.5% in the preceding year. The 1993 percentage reflected the impact of certain tax credits and lower effective state tax rates.

In 1992, the Company provided a reserve of $4.5 million for restructuring costs. This charge represented estimated costs to downsize its Aurora, Ontario, Canada plant and relocate production of certain light truck and van windows to other manufacturing plants of the Company. During 1993, a total of $1.0 million in costs were incurred to relocate a portion of the production. The remaining production is expected to be relocated during 1994. The remaining reserve will be used to cover the cost of severance, the relocation of production and equipment writedowns expected in the future.

1992 Compared to 1991

Sales for the year ended December 31, 1992 totaled $426.9 million, an increase of $74.6 million, or 21%, over the preceding year. This increase in sales resulted from generally more favorable economic conditions in North America as total light vehicle production increased 9% and light vehicle production of Ford in North America increased 16%. Specifically, sales of new programs, including Ford/Nissan mini-van and Ford Econoline full-size van, and increased production of Ford Taurus/Sable sedans helped account for improved sales volume.

Gross profit totaled $43.6 million, or 10.2% of sales, as compared with $31.2 million, or 8.9% of sales, for the prior year. The improved level of profitability, both in dollars and as a percent of sales, resulted from higher sales, better utilization of facilities and continued implementation of cost reduction programs.

Selling, administrative and engineering expenses totaled $28.3 million for 1992, an increase of 12%, or $3.1 million, from 1991. The increase reflected, among other items, a provision for incentive compensation of $1.4 million. As a percent of sales, selling, administrative and engineering expenses declined to 6.6% in 1992 as compared to 7.2% in 1991.

Interest costs of $5.6 million for 1992 were comparable to the $5.5 million incurred in 1991. The Company completed a public offering of Common Shares in June 1992, raising nearly $21 million, a portion of which was used for the prepayment of its 11.25% Guaranteed Senior Notes. Prepayment of the notes required a premium of $1.3 million, which premium was charged to interest expense and offset, in part, reductions in interest resulting from the decline in the overall levels of borrowings.

Other income increased $0.9 million in 1992 due to income on short-term cash investments resulting, in part, from proceeds of the Company's Common Share offering in June 1992.

In the fourth quarter of 1992, a reserve of $4.5 million was recorded for restructuring costs. This charge represents estimated costs to downsize the Company's Ontario, Canada facility and relocate production of certain light and heavy truck windows to other manufacturing plants of the Company.

The income tax provision was 40.5% of pre-tax income in 1992, down from 44.7% in the preceding year. The 1991 percentage was unusually high due to losses for which no tax benefit was available.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective January 1, 1992. This standard requires the recognition of future tax benefits attributable to temporary differences between the financial reporting basis and tax basis of assets and liabilities to the extent that realization of such benefits is more likely than not.

The Company has recognized the future tax benefits of postretirement benefit obligations, the restructuring reserve and other recorded obligations and tax loss carryforwards since management has determined, based on the Company's history of prior operating earnings and future expectations, that operating income of the Company will more than likely be sufficient to fully offset these expenses when deductible for tax purposes.

In 1992, the Company recorded $3.2 million as the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109. The Company previously accounted for its postretirement benefit costs other than pensions on a pay-as-you-go basis. The ongoing annual costs resulting from the adoption of SFAS No. 106 will approximate $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $94.8 million as of December 31, 1993, and the current ratio was 2.40 to 1. Cash and marketable securities totaled $46.6 million as of December 31, 1993.

In 1993, cash flow from operations totaled $10.2 million, and a public offering of Common Shares in March 1993 raised an additional $30.3 million. Cash expenditures for capital equipment amounted to $18.1 million, and dividends totaled $3.2 million. In addition, payments of long-term debt totaled $2.0 million. Overall, cash and marketable securities increased $19.0 million in 1993.

Long-term debt totaled $35.1 million as of December 31, 1993, or 25% of total capitalization. Included in this amount is $30 million of Convertible Notes issued in January 1990 to affiliates of CIGNA Corporation and Textron, Inc. The principal balance of each Convertible Note is convertible, at the option of the holder, into Common Shares at a current price of $13.214 per share.

Capital expenditures for 1994 are budgeted at $17.9 million. The Company's cash balances, operating cash flows and short-term lines of credit are expected to be adequate for anticipated operating requirements in 1994.

The Company has entered into the 1994 Supply Agreement with Ford which requires the absorption of the effects of inflation and requires specified price reductions or productivity offsets to price reductions. The Company believes that this type of agreement is typical in the automotive supply business, and the Company's ability to maintain gross margins at or near their present levels will be dependent on its ability to substantially offset the effects of this and other such agreements through productivity improvements, cost reduction programs and implementation of value analysis/value engineering programs, which reduce part weight and system costs to the customer.

A chemical cleaning compound, trichloroethylene ("TCE"), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and, in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company has been named as one of nine potentially responsible parties ("PRPs") in the contamination of this site. EPA and IDEM have conducted a preliminary investigation and evaluation of the site and have undertaken temporary remedial action in the nature of air-stripping towers. In early 1992, the EPA issued a Unilateral Order under
Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. As of February 1, 1994, the Company has installed and is operating the equipment pursuant to the Unilateral Order. In addition, the EPA and IDEM have asserted a claim for reimbursement of their investigatory costs and the costs of installing and operating the air-strippers on the municipal well field (the "EPA Costs"). On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against eight of the PRPs, including the Company. On July 20, 1993, IDEM joined in the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and IDEM, and a declaration that the eight defendant PRPs are liable for any future costs incurred by the EPA and IDEM in connection with the site.

The Company does not believe the annual cost to the Company of monitoring groundwater and operating the soil vapor extraction system and the air-strippers will be material. Each of the PRPs, including the Company, is jointly and severally liable for the entire amount of the EPA Costs. Certain PRPs, including the Company, are currently attempting to negotiate an agreed upon allocation of such liability. The Company believes that adequate provisions have been recorded for its costs and its anticipated share of EPA Cost and that its cash on hand, unused lines of credit or cash from operations are sufficient to fund any required expenditures.

The EPA has also named the Company as a PRP for costs at three other disposal sites. It has also asked the Company for information about contamination at other sites. The Company believes it either has no liability as a responsible party or that adequate provisions have been recorded for any costs to be incurred.

INFLATION

The impact of inflation on operating results for the years 1993, 1992 and 1991 was not significant. Raw material costs during these periods have increased; however, use of LIFO inventory methods by the Company has minimized any impact from inflation. The majority of the Company's property, plant and equipment is of recent purchase, and depreciation charges are based on historical cost.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Following are the consolidated financial statements of the Company and its subsidiaries, the notes thereto, and the auditors' report.

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Excel Industries, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Excel Industries, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the notes to consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement health care benefits by adopting, on an immediate recognition basis, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." The Company also changed its method of accounting for income taxes, effective January 1, 1992, by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



PRICE WATERHOUSE
South Bend, Indiana
February 17, 1994

EXCEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET

(Amounts in thousands)
                                                          DECEMBER 31,
                                                  1993                     1992
(S)
Assets
Current assets:
 Cash and short-term investments        $ 6,767             $ 27,510
 Marketable securities                   39,786                  --
 Accounts receivable-trade, less
  allowances of $725                            23,485       16,222
                    -related party              47,168                   43,342
 Customer tooling to be billed                   9,161                    5,887
 Inventories                                    29,867                   26,746
 Prepaid expenses                                6,113                    4,764
    Total current assets                       162,347                  124,471
Property, plant and equipment:
 Land                                              937                      939
 Buildings and improvements                     21,902                   21,135
 Machinery and equipment                        80,680                   71,021
 Accumulated depreciation                      (53,773)                 (51,031)
                                                49,746                   42,064
Goodwill, net of accumulated amortization
 of $2,356 in 1993 and $2,010 in 1992            7,050                    7,397
Deferred income taxes and other assets          10,173                    8,164
                                              $229,316                 $182,096

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable-trade                       $ 37,283                 $ 28,460
                  -related party                 9,700                   13,601
 Accrued liabilities:
  Salaries and wages                             5,712                    3,983
  Income taxes                                   1,208                    2,132
  Other                                         12,130                   14,403
 Current installments on long-term debt          1,553                    1,561
    Total current liabilities                   67,586                   64,140
Long-term debt                                  35,094                   34,592
Other long-term liabilities, primarily
 employee benefits                              20,200                   16,334
Commitments and contingent liabilities              --                       --
Shareholders' equity:
 Preferred shares-no par value, 1,000 shares
  authorized, none issued                           --                       --
 Common shares-no par value, 20,000-shares
  authorized; 10,575 and 8,558 respectively,
  issued and outstanding                        87,537                   57,282
 Retained earnings                              19,615                   10,346
 Unrecognized pension actuarial losses,
  net of tax                                      (716)                    (598)
     Total shareholders' equity                106,436                   67,030
                                              $229,316      $182,096

 The accompanying notes are an integral part of this statement.

EXCEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share amounts)
                                                 YEAR ENDED DECEMBER 31,
                                      1993               1992              1991
Net sales                          $515,681           $426,873          $352,268

Costs and expenses:
  Cost of goods sold                463,943            383,258           321,058
  Selling, administrative
   and engineering expenses          30,054             28,262            25,205
  Restructuring charge                   --              4,500                --
  Interest expense                    3,474              5,555             5,516
Other (income) expense, net          (2,015)              (713)     216
  Total costs and expenses          495,456   420,862         351,995

Income before income taxes and
 cumulative effect of changes
 in accounting                       20,225              6,011               273
Income tax provision                  7,785              2,434               122
Income before cumulative effect
 of changes in accounting            12,440              3,577               151
Cumulative effect of adoption of
 SFAS 106 and 109                        --     3,195              --

Net income                         $ 12,440  $    382       $    151


Net income (loss) per share:
 Before cumulative effect of
  changes in accounting
     Primary                  $   1.23           $    .47          $    .02
     Fully diluted                1.15            .47            .02
 Cumulative effect of adoption of
  SFAS 106 and 109
     Primary                       --                (.42)               --
     Fully diluted                 --             (.42)           --
Net income
     Primary                      1.23             .05           .02
     Fully diluted                  1.15                .05               .02

Cash dividends per share            $    .30           $    .24          $    .24

The accompanying notes are an integral part of this statement.

EXCEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Amounts in thousands)
- ---------------------------------------------------------------------------------------------------------------------------
                              Common                                         Unrecognized
                              Shares                                           Pension         Cumulative
                              Issued and        Common         Retained       Actuarial        Translation
                              Outstanding       Shares         Earnings         Losses         Adjustment      Total
Balance at December 31, 1990           6,466        $ 35,949        $ 13,298      $   (592)         $    671      $ 49,326

Net income                                                               151                                           151
Dividends                                                  (1,558)                                       (1,558)
Stock options exercised            17            84                                                  84
Shares issued under employee stock
 purchase plan                            19             160                                                           160
Unrecognized pension actuarial
 losses, net of tax                                                                    (12)                            (12)
Effect of exchange rate changes     ________        ________        ________      ________                30            30

Balance at December 31, 1991           6,502          36,193          11,891          (604)              701        48,181

Net income                                                               382                                           382
Dividends                                                             (1,927)                                       (1,927)
Share offering                   2,013       20,759                                              20,759
Stock options exercised                   29             200                                                           200
Shares issued under employee stock
 purchase plan                            14             130                                                           130
Unrecognized pension actuarial
 losses, net of tax                                                                      6                               6
Effect of exchange rate changes     ________        ________         ________      ________             (701)         (701)

Balance at December 31, 1992           8,558          57,282          10,346          (598)              --         67,030

Net income                                                            12,440                                        12,440
Dividends                                                             (3,171)                                       (3,171)
Share offering                         2,000          30,019                                                        30,019
Stock options exercised                    8              51                                                            51
Shares issued under employee stock
 purchase plan                             9             185                                                           185
Unrecognized pension actuarial
 losses, net of tax                 ________    ________        ________          (118)         ________          (118)


Balance at December 31, 1993          10,575        $ 87,537        $ 19,615      $   (716)        $     --       $106,436
                                    ========        ========        ========      ========         ========       ========

 The accompanying notes are an integral part of this statement.

EXCEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
- -------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                      1993    1992  1991
Cash flows from operating activities:
   Net income                                      $ 12,440  $    382  $    151
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                  10,145    10,082    10,637
      Deferred income taxes                             548    (3,837)   (2,207)
      Cumulative effect of changes in accounting         --     3,195        --
      Other                                           3,443     2,661       939
      Changes in current assets and liabilities
         Accounts receivable and prepaid expenses   (13,418)  (17,169)    1,176
         Inventories and customer tooling            (6,395)    6,774     4,286
         Accounts payable and accrued liabilities     3,454    19,067       849

         Total adjustments                           (2,223)   20,773    15,680

         Net cash provided by operating activities   10,217    21,155    15,831

Cash flows from investing activities:
   Purchase of property, plant and equipment        (18,104)   (4,687)   (9,670)
   Investment in marketable securities, net         (39,786)       --        --
   Other                                             (  648)      461     3,810

        Net cash used for investing activities      (58,538)   (4,226)   (5,860)

Cash flows from financing activities:
   Issuance of common shares                         30,255    21,089       244
   Payments of long-term debt                        (2,001)  (14,615)   (4,207)
   Dividends                                         (3,171)   (1,927)   (1,558)
   Issuance of long-term debt                         2,495        --        --

        Net cash provided by (used for) financing
         activities                          27,578     4,547    (5,521)

Net change in cash and short-term investments       (20,743)   21,476     4,450
Cash and short-term investments at beginning of
 period                                      27,510     6,034     1,584

Cash and short-term investments at end of period   $  6,767  $ 27,510  $  6,034

Supplemental disclosures of cash flow information

Cash paid during the year for:
   Interest                                        $  3,308  $  6,081  $  5,634
   Income taxes, net of refunds                       7,996     6,602       281

The accompanying notes are an integral part of this statement.


                     EXCEL INDUSTRIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1.  DESCRIPTION OF BUSINESS

     Excel Industries, Inc. (Company) is engaged in the manufacture and sale of a broad line of window assemblies, manual and electric window regulators, upper door frames, and injection molded thermoplastic parts. The Company's products are used in the manufacture of automobiles, heavy and light trucks, buses and recreational vehicles.

 2.  SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions, profits and balances are eliminated.

     Net income per share

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. Shares used to compute primary net income per share were 10,122,000 for 1993, 7,553,000 for 1992, and 6,488,000 for 1991.

     Fully diluted earnings per share assumes, when dilative, the conversion of the 10% convertible subordinated notes which were issued on January 2, 1990.

     Stock dividends and splits are given retroactive effect in computing the weighted average number of shares outstanding during the period.

     Short-term investments and marketable securities

     Short-term investments amounting to $5,771,000 at December 31, 1993 consist of investments generally in money market funds.

     Marketable securities consist of U.S. Government securities, tax-free municipal securities and municipal fund par value preferred shares with maturities generally longer than 90 days.

     Such investments are carried at cost which approximates market.

     Other income includes interest income of $1,916,000 in 1993, $1,010,000 in 1992, and $674,000 in 1991.

     Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for domestic inventories and the first-in, first-out (FIFO) method for Canadian inventories.

     Properties

     Plant and equipment are carried at cost and include expenditures for new facilities and those which substantially increase the useful lives of existing plant and equipment.

     Depreciation

     The Company provides for depreciation of plant and equipment using methods and rates designed to amortize the cost of such equipment over its useful life. Depreciation is computed principally on accelerated methods for new plant and equipment and the straight-line method for used equipment. The estimated useful lives range from 10 to 40 years for buildings and improvements and 2 to 20 years for machinery and equipment.

     Goodwill

     The excess of purchase price over the fair value of net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20 to 40 years.

     Income taxes

     Deferred income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 109, "Accounting for Income Taxes".

 3.  RESEARCH, ENGINEERING AND DEVELOPMENT

     Research, engineering and development expenditures charged to operations approximated $7,913,000 in 1993, $5,518,000 in 1992, and $5,200,000 in 1991.

 4.  RESTRUCTURING CHARGE

     In the fourth quarter of 1992, the Company provided a reserve of $4,500,000 for restructuring costs. The charge was equivalent to $2,900,000 or 34 cents per share after taxes. This charge represented estimated costs to downsize its Aurora, Ontario, Canada plant and relocate production of certain light truck and van windows to other manufacturing plants of the Company. A total of $1,010,000 was incurred in 1993 to transfer a portion of the planned production.

 5.  INVENTORIES

     Inventories consist of the following:

                                                       December 31,
                                                  1993           1992
                                                   (000 Omitted)
     Raw materials                              $17,948   $15,302
     Work in process and finished goods          12,378    11,699
     LIFO reserve                                  (459)     (255)

                                                     $29,867   $26,746


  6. PENSION AND OTHER EMPLOYEE BENEFIT PLANS

     Pension and profit sharing plans

     The Company and its subsidiaries provide retirement benefits to substantially all employees through various pension, savings and profit sharing plans. Defined benefit plans provide pension benefits that are based on the employee's final average salary for salaried employees and stated amounts for each year of credited service for hourly employees. Contributions and costs for the Company's various other benefit plans are generally determined based on the employee's annual salary. Total expense relating to the Company's various retirement plans aggregated $2,199,000 in 1993, $2,102,000 in 1992, $1,712,000 in
     1991.

     Components of net pension expense for all defined benefit pension plans are as follows:
                                            Year Ended December 31,
                                             1993       1992      1991
                                                 (000 Omitted)
     Service cost                     $1,319      $1,312      $1,243
     Interest cost                     1,344       1,245       1,137
     Actual return on assets            (617)     (1,242)     (1,139)
     Net amortization and deferral      (582)        190         222

     Net defined benefit pension
      expense          $1,464      $1,505      $1,463

     The funded status of defined benefit pension plans is as follows:

                                                       December 31,
                                                       1993     1992
                                                   (000 Omitted)
     Plan assets at fair value                  $15,844 $ 14,868
     Projected benefit obligations               20,421   17,869

                                                      (4,577)  (3,001)
     Unrecognized costs                           1,862      472

     Net accrued pension costs                  $(2,715) $(2,529)


     Actuarial present value of:
        Vested benefit obligations              $15,644  $13,853


        Accumulated benefit obligations         $16,655  $14,815

     Major assumptions:
        Discount rate                             7.5%      8%
          Rate of increase in compensation              5%    5% to 8%
        Expected rate of return on plan assets     8        8%

     It is generally the Company's policy to fund the ERISA minimum contribution requirement. Plan assets are invested primarily in corporate equity securities and bonds and insurance annuity contracts.

     Supplemental and other postretirement benefits

     In addition to providing pension benefits, the Company provides certain health care benefits to substantially all active employees and postretirement health care benefits to management employees. The Company is primarily self-insured for such benefits and prior to 1992 followed the practice of expensing such benefits on a pay-as-you-go basis.

     In 1992, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the Accumulated Postretirement Benefit Obligation (APBO) as January 1, 1992 in the amount of $6,447,000 (approximately $4,000,000 after-tax or 61 cents per share).

     Summary information on the Company's plan is as follows:

                              December 31,
                              1993          1992
                                (000 Omitted)
          Retirees                                   $1,504        $1,060
          Retirement-eligible actives                   968         1,245
          Other active participants                   6,077         5,402
          Unrecognized gain                   407            --
          Accrued liability                          $8,956        $7,707

     Accrued postretirement benefit cost

     The Company plans to continue the policy of funding these benefits on a pay-as-you-go basis. The components of net periodic postretirement benefit cost are as follows:

                           Year Ended December 31,
                              1993          1992
                                  (000 Omitted)
          Service costs, benefits attributed to
            employee service during the year        $  821        $  750
          Interest cost on accumulated
            postretirement benefit obligation          578           510

          Net periodic postretirement benefit cost  $1,399        $1,260

     The discount rate used in determining the APBO was 7.75% in 1993 and 8% in 1992. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.25% declining by 1% per year to a rate of 6.25%. An increase of 1% in health care cost trend rate would increase the accrued postretirement benefit cost at December 31, 1993 by $2,066,000 and the 1993 annual expense by $384,000.

 7.  LONG-TERM DEBT

     Following is a summary of long-term debt of the Company:

                                                  December 31,
                                              1993                 1992
                                                  (000 Omitted)
     10% Convertible subordinated notes     $30,000              $30,000
     Industrial Revenue Bonds                 5,383                4,533
     Capital lease obligations                1,264                1,620

                                             36,647               36,153
     Current portion                         (1,553)              (1,561)

                                            $35,094              $34,592

     During 1992, the Company prepaid the balance owing on its guaranteed senior notes and was subject to a prepayment premium of approximately $1.3 million. Such amount is included in the accompanying income statement in interest expense.

     The convertible notes are due on December 1, 2000 and require aggregate prepayments of $8,000,000 in 1996, $7,000,000 in 1997,
     $6,000,000 in 1998, $5,000,000 in 1999 and $4,000,000 in 2000.  The
     holders of the notes have the option to convert their notes at any time into common shares of the Company at a current conversion price of $13.214 per share. The Notes are subject to prepayment at the option of the Company if the market value of the Company's common shares equals or exceeds 150% of the conversion price for a specified period. The note agreements provide for maintaining a current ratio of 1.5 to 1, restrict the amount of additional borrowings and limit the amount of dividends that can be paid. Currently the Company has available for payment of dividends $19,615,000 of retained earnings.

     The Industrial Revenue Bonds bear interest at rates of interest tied to short-term Treasury rates. Certain plant and equipment purchased with the proceeds of the bonds collateralize these obligations.

     The Company had available unused lines of credit of approximately $6,300,000 at December 31, 1993.

     Long-term debt maturities are $1,553,000 in 1994, $1,358,000 in 1995,
     $9,557,000 in 1996, $8,072,000 in 1997, $6,580,000 in 1998, and
     $9,527,000 thereafter.

 8.  CONTINGENCIES

     A chemical cleaning compound, trichlorethylene (TCE), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company has been named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

     The United States Environmental Protection Agency (EPA) and the Indiana Department of Environmental Management (IDEM) have conducted a preliminary investigation and evaluation of the site and have undertaken temporary remedial action in the nature of air-stripping towers.

     In early 1992, the EPA issued a Unilateral Order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. As of February 1, 1994, the Company has installed and is operating the equipment pursuant to the Unilateral Order. In addition, the EPA and IDEM have asserted a claim for reimburesement of their investigatory costs and the costs of installing and operating the air-strippers on the munipal well field (the EPA Costs). On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against eight of the PRPs, including the Company. On July 20, 1993, IDEM joined in the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and IDEM, and a declaration that the eight defendant PRPs are liable for any future costs incurred by the EPA and IDEM in connection with the site.

     The Company does not believe the annual cost to the Company of monitoring groundwater and operating the soil vapor extraction system and the air-strippers will be material. Each of the PRPs, including the Company, is jointly and severally liable for the entire amount of the EPA Costs. Certain PRPs, including the Company, are currently attempting to negotiate an agreed upon allocation of such liability. The Company believes that adequate provisions have been recorded for its costs and its anticipated share of EPA Costs and that its cash on hand, unused lines of credit or cash from operations are sufficient to fund any required expenditures.

     The EPA has also named the Company as a PRP for costs at three other disposal sites. It has also asked the Company for information about contamination at other sites. The Company believes it either has no liability as a responsible party or that adequate provisions have been recorded for any costs to be incurred.

     There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at December 31, 1993 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

 9.  LEASES

     The Company leases certain of its manufacturing facilities, sales offices, transportation and other equipment. Total rental expense for all leases was approximately $3,416,000 in 1993, $2,998,000 in 1992, and $2,123,000 in 1991. Future minimum lease payments under noncancellable operating leases are $1,341,000 in 1994, $1,055,000 in 1995, $826,000 in 1996, $753,000 in 1997 and $143,000 in 1998.

10.  INCOME TAXES

     Effective January 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes". This statement mandates the liability approach for computing deferred income taxes similar to SFAS No. 96 previously followed by the Company. The cumulative effect of the change was to increase first quarter 1992 earnings by $800,000 (12 cents per share). The change had no impact on the 1992 income tax provision. Prior year financial statements have not been restated.

     Pre-tax income (loss) reported by U.S. and foreign subsidiaries was as follows:

                            Year Ended December 31,
                                           1993         1992          1991
                                (000 Omitted)
     United States                  $17,933       $8,688        $1,835
     Foreign                          2,292       (2,677)       (1,562)
                                    $20,225       $6,011        $  273

     The provision (benefit) for income taxes is summarized below:

                         Year Ended December 31,
                                           1993          1992          1991
                                              (000 Omitted)
     Current:
        US federal                  $ 6,049        $5,007        $1,615
        Foreign                         465            38            --
        State                           645         1,226           714
                                      7,159         6,271         2,329

     Deferred:
        US federal                     (317)       (1,922)       (1,388)
        Foreign                         941        (1,256)         (685)
        State                             2          (659)         (134)
                                        626        (3,837)       (2,207)
                                    $ 7,785        $2,434        $  122

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At December 31, 1993, current deferred income tax assets of $2,886,000 are classified as prepaid expenses, long-term U.S. deferred income tax assets of $6,094,000 are classified as other assets, and $627,000 of long-term foreign deferred income tax liabilities are classified as other long-term liabilities.

     Deferred income taxes are comprised of the following at December 31:

                                                   1993                1992
                                                  (000 Omitted)
     Gross deferred tax liabilities
        Property, plant and equipment       $ 2,257              $2,571
        Inventories                             436                 308
        Other                                   680                 564
                                              3,373               3,443

     Gross deferred tax assets
        Postretirement benefit obligations    6,296               5,046
        Restructuring reserve                 1,103               1,655
        Other accrued liabilities             3,708               4,210
        Loss carryforwards                      619               1,453
                                             11,726              12,364

     Net deferred tax assets                $ 8,353             $ 8,921

     The provision for income taxes computed by applying the Federal statutory rate to income before income taxes is reconciled to the recorded provision as follows:

                              Year Ended December 31,
                                             1993         1992          1991
                                                     (000 Omitted)
     Tax at United States
      statutory rate                   $7,079       $2,044        $   93
     State income taxes, net of
      federal benefit                     421          374           383
     Canadian rate differential on
      income/(losses)                     344         (134)         (154)
     Other                                (59)         150          (200)

                                       $7,785       $2,434         $ 122

      Provision has been made for U.S. and Canadian taxes on undistributed earnings of the Company's Canadian subsidiary.

     The Company possesses approximately $10,570,000 of U.S. state income tax loss carryforwards. U.S. state loss carryforwards expire to the extent of $1,002,000 in the year 2005, $4,758,000 in 2006, and
     $4,810,000 in 2007.

11.  SEGMENT INFORMATION AND MAJOR CUSTOMERS

     The Company operates in predominately one industry segment: the design, engineering and manufacture of certain components sold to manufacturers in the ground transportation industry.

     The Company, through its subsidiaries, operates primarily in two countries: the United States and Canada. The Company's Canadian subsidiary had net sales of $36,074,000 in 1993, $29,421,000 in 1992, and $21,735,000 in 1991. Total assets of the Canadian subsidiary were approximately $9,416,000 and $12,538,000 at December 31, 1993 and 1992, respectively. Intercompany sales were insignificant.

     Sales to three major customers, Ford Motor Company, Chrysler Corporation and General Motors Corporation, were approximately 72%, 11% and 4%, respectively, of the Company's net sales in 1993 as compared to 73%, 9% and 4% in 1992 and 69%, 8% and 8% in 1991.
     Accounts receivable from General Motors Corporation and Chrysler Corporation approximated 68% of trade accounts receivable at December 31, 1993 and 48% at December 31, 1992. Amounts due from Ford Motor Company are classified as "accounts receivable, related party" in the Company's balance sheet at December 31, 1993 and December 31, 1992. Sales to customers outside of the United States and Canada were not significant.

12.  COMMON SHARES

     The Company has an incentive stock option plan covering key employees which was approved by shareholders in 1984. The plan provides that options may be granted at not less than fair market value and if not exercised, expire 10 years from the date of grant. At December 31, 1993, there were reserved 48,590 shares for the granting of options and options outstanding for 19,250 shares at an average exercise price of $6.59. During 1993, options for 7,875 shares were exercised at an average exercise price of $6.44. There were no options granted nor did any options expire during 1993.

     The Company has an employee stock purchase plan and has reserved 353,717 common shares for this purpose. The plan allows eligible employees to authorize payroll withholdings which are used to purchase common shares from the Company at ninety-percent (90%) of the closing price of the common shares on the date of purchase. Through December 31, 1993, 96,296 shares had been issued under the plan.

     The Company has reserved 2,270,319 common shares for possible future issuance in connection with its $30,000,000 convertible notes issued on January 2, 1990.

13.  RELATED PARTY TRANSACTIONS

     Ford Motor Company owned 24% of the Company's common shares at December 31, 1993, 30% at December 31, 1992 and 40% at December 31, 1991. On January 11, 1994, Ford Motor Company donated 1,047,201 of the Company's common shares to the Ford Motor Company Fund. On January 13, 1994, Ford Motor Company and the Ford Motor Company Fund announced their intention to dispose of their combined 24% ownership in the Company through a secondary public offering. Ford officials stated that the disposition of common shares would not impact the customer-supplier relationship between Ford and the Company. Significant related party transactions are as follows:

                                      Year Ended December 31,
                                     1993      1992      1991
                                          (000 Omitted)
          Product sales            $373,000  $311,000  $244,000
          Product purchases         124,000    77,000    58,000

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth in summary form the quarterly results of operations for the years ended December 31, 1993 and 1992.

                                1993

               -------------------------------------------------
                                      (000's except per share amounts)
                  First          Second        Third     Fourth
                  Quarter        Quarter       Quarter   Quarter
     Net sales             $127,340       $138,875      $114,888  $134,578
     Gross profit            14,295         16,044        10,015    11,384
     Net income               3,422          4,491         1,650     2,877
     Net income per share
        Primary            $    .39       $    .43      $    .16    $  .27
        Fully diluted           .35            .38           .16       .26
                 ========       ========      ========    ========

                                1992
                 -------------------------------------------------
                               First        Second      Third      Fourth
                               Quarter      Quarter     Quarter    Quarter
     Net sales            $ 98,432     $113,038     $102,516   $112,887
     Gross profit           10,258       12,603        9,635     11,119
     Income (loss) before
      changes in accounting  1,295        2,445          657       (820)
     Cumulative effect of
      adoption of
      SFAS Nos. 106 and 109 (3,195)          --           --         --

     Net income (loss)      (1,900)       2,445          657       (820)

     Net income (loss)
      per share before
      changes in accounting
         Primary           $   .20     $    .37      $   .08      $(.10)
         Fully diluted         .20          .33          .08       (.10)
     Cumulative effect of
      changes in accounting
         Primary              (.49)          --           --         --
         Fully diluted        (.49)          --           --         --
     Net income (loss)
         Primary              (.29)         .37          .08       (.10)
         Fully diluted        (.29)         .33          .08       (.10)
                               ========     ========     ========   ========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "ELECTION OF DIRECTORS" in the Company's proxy statement for the 1994 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement has previously been filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Summary Compensation Table," "Pension Plan," and "Deferred Compensation Plans" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Outstanding Shares," "Principal Shareholders," and "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report.

     Report of Independent Accountants
     Consolidated Balance Sheet - December 31, 1993 and 1992
     Consolidated Statement of Income - Years ended December 31, 1993, 1992 and 1991
     Consolidated Statement of Shareholders' Equity - Years ended
          December 31, 1993, 1992 and 1991
     Consolidated Statement of Cash Flows - Years ended December 31, 1993,
          1992 and 1991
     Notes to Consolidated Financial Statements

(a) (2)   Financial Statement Schedules

The following financial statement schedules are included with this report:

     Report of Independent Accountants on Financial Statement Schedules
     i    -    Marketable Securities
     v    -    Property, Plant and Equipment
     vi   -    Accumulated Depreciation and Amortization of Property, Plant
               and Equipment
     viii -    Valuation and Qualifying Accounts
     ix   -    Short-Term Borrowings
     x    -    Supplementary Income Statement Information

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (a) (3)   Exhibits

The list of exhibits contained in the Exhibit Index immediately following the signature page of this Form 10-K is incorporated herein by reference.

     (b)       Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EXCEL INDUSTRIES, INC.

MarcH 25, 1994           By:  /s/ James J. Lohman
                             James J. Lohman, Chairman of the Board
                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 25, 1994            /s/ James J. Lohman
                         James J. Lohman, Chairman of the Board and
                          Chief Executive Officer

March 25, 1994            /s/ Joseph A. Robinson
                         Joseph A. Robinson, Secretary-Treasurer
                          and Chief Financial Officer (Principal
                          Financial and Accounting Officer)

March 25, 1994            /s/ James O. Futterknecht, Jr.
                         James O. Futterknecht, Jr., Director

March 25, 1994            /s/ John G. Keane
                         John G. Keane, Director

March 25, 1994            /s/ James K. Sommer
                         James K. Sommer, Director

March 25, 1994            /s/ Ralph R. Whitney
                         Ralph R. Whitney, Jr., Director

                REPORT OF INDEPENDENT ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Excel Industries, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 17, 1994 appearing on page 19 of the 1993 Annual Report to Shareholders of Excel Industries, Inc. also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE
South Bend, Indiana
February 17, 1994

                                        MARKETABLE SECURITIES
                                                                           SCHEDULE I

                             Number of shares
Name of issuer and         or units or principal   Cost of        Market Value at    Carrying Value at
title of each issue      amount of bonds and notesEach Issue     December 31, 1993   December 31, 1993

United States Government
 Securities                   $18,000,000         $17,011,000       $17,011,000         $17,011,000

State tax free
 municipal securities           5,100,000           5,612,000         5,612,000           5,612,000

City tax free
 municipal securities           4,210,000           4,533,000         4,533,000           4,533,000

Nuveen Virginia Premium Income
 par value securities                  40           2,000,000         2,000,000           2,000,000

Nuveen municipal fund
 par value securities                  60           3,000,000         3,000,000           3,000,000

Nuveen Performance Plus
 par value securities                  40           2,000,000         2,000,000           2,000,000

Nuveen Select Quality Municipal
 Fund par value securities             40           2,000,000         2,000,000           2,000,000

Puerto Rico securities           1,450,000          1,561,000         1,556,000           1,556,000

Other tax free securities       1,027,000           1,074,000         1,074,000           1,074,000

                                                       $38,791,000   $38,786,000        $38,786,000
</TABLE/


                                    PROPERTY, PLANT AND EQUIPMENT
                                                                           SCHEDULE V

                               Balance at                                                 Balance at
                               beginning      Additions                                     end of
     Classification            of period       at cost      Retirements      Other*         Period
Year ended December 31, 1991:

     Land                     $   971,000    $       --     $   (40,000)   $      --      $    931,000
     Buildings and improvements 18,923,000     2,368,000       (228,000)       10,000       21,073,000
     Machinery and equipment   60,949,000      7,277,000     (1,764,000)       15,000       66,477,000
                              $80,843,000    $ 9,645,000    $(2,032,000)   $   25,000     $ 88,481,000

Year ended December 31, 1992:

     Land                     $   931,000    $    14,000    $       --     $   (6,000)    $    939,000
     Buildings and improvements 21,073,000       443,000       (141,000)     (240,000)      21,135,000
     Machinery and equipment   66,477,000      4,230,000        923,000**    (609,000)      71,021,000
                              $88,481,000    $ 4,687,000    $   782,000    $ (855,000)    $ 93,095,000

Year ended December 31, 1993:

     Land                     $   939,000    $       --     $       --     $   (2,000)    $    937,000
     Buildings and improvements 21,135,000       868,000           --        (101,000)      21,902,000
     Machinery and equipment   71,021,000     17,236,000     (7,342,000)     (235,000)      80,680,000
                              $93,095,000    $18,104,000    $(7,342,000)   $ (338,000)    $103,519,000


 *  Represents effect of foreign currency translation.

**  Includes write-off of fully depreciated assets, the basis of which were written down at date of acquisition.

                      ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                                                           SCHEDULE VI

                               Balance at                                                 Balance at
                               beginning                                                     end of
     Classification            of period     Depreciation   Retirements      Other*         Period

Year ended December 31, 1991:

     Buildings and improvements$ 4,343,000   $ 1,269,000    $  (100,000)   $    2,000     $ 5,514,000
     Machinery and equipment   26,195,000      8,903,000       (587,000)       11,000      34,522,000
                              $30,538,000    $10,172,000    $  (687,000)   $   13,000     $40,036,000

Year ended December 31, 1992:

     Buildings and improvements$ 5,514,000   $ 1,205,000    $  (118,000)   $  (72,000)    $ 6,529,000
     Machinery and equipment   34,522,000      8,363,000      1,992,000**    (375,000)     44,502,000
                              $40,036,000    $ 9,568,000    $ 1,874,000    $ (447,000)    $51,031,000

Year ended December 31, 1993:

     Buildings and improvements$ 6,529,000   $ 1,069,000    $      --      $  (33,000)    $ 7,565,000
     Machinery and equipment   44,502,000      8,645,000     (6,578,000)     (361,000)     46,208,000
                              $51,031,000    $ 9,714,000    $(6,578,000)   $ (394,000)    $53,773,000


 *  Represents effect of foreign currency translation.

**  Includes write-off of fully depreciated assets, the basis of which were written down at date of acquisition.

                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                           SCHEDULE VIII

                               Balance at     Additions                     Balance at
                               beginning      charged to                      end of
     Classification            of period       expense       Deductions*      Period
Year ended December 31, 1991:

Allowance for uncollectible
 accounts receivable            $521,000       $856,000      $(639,000)      $738,000



Year ended December 31, 1992:

Allowance for uncollectible
 accounts receivable            $738,000       $200,000      $(213,000)      $725,000



Year ended December 31, 1993:

Allowance for uncollectible
 accounts receivable            $725,000       $167,000      $(167,000)      $725,000




 *  Primarily reflects write-offs of uncollectible accounts, net of recoveries of amounts previously written off.

                                        SHORT-TERM BORROWINGS
                                                                           SCHEDULE IX
                                                                      Maximum   Average     Weighted
                              Category of                  Weighted     amount       amount average
                              aggregate      Balance       average   outstanding  outstanding  interest rate
                              short-term     at end        interest    during the  during the    during the
                              borrowings     of period      rate*     period    period     period
Year ended December 31, 1991  Amounts payable
                              to banks for
                              borrowings under
                              Excel Industries
                              and Canadian
                              lines-of-credit $22,000       9.4%     $5,433,000   $1,200,000   9.7%

Year ended December 31, 1992  Amounts payable
                              to banks for
                              borrowings under
                              Canadian lines-
                              of-credit           --        8.1%     $   22,000   $    1,833   8.1%

Year ended December 31, 1993  Amounts payable
                              to banks for
                              borrowings under
                              Excel Industries
                              line-of-credit      --        --       $       --   $   --     N/A

*  The weighted average interest rate during the period is computed on the interest expense during the period divided by the average short-term borrowings outstanding during such period.

                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                                                 SCHEDULE X

                                      Charged to Costs and Expenses
                                           For the year ended
                                                 December 31,
         Item                     1993             1992               1991

Maintenance and repairs       $12,801,000    $9,863,000     $ 9,368,000

Depreciation                    9,714,000     9,568,000      10,172,000

Goodwill amortization             347,000       347,000         347,000

Taxes, other than payroll
 and income taxes               1,339,000     1,561,000       1,432,000

Advertising costs                  66,000        43,000          32,000

Royalties                         649,000       621,000          ---

                             EXHIBIT INDEX

                                                  Page No.
Exhibit                                           In Manually
Number    Description of Exhibit                  Signed Copy

(3.1)     The Amended Articles of Incorporation of the
          Company were filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on
          February 27, 1987 (Reg. No. 33-12282) and
          are incorporated herein by reference

(3.2)     The Code of By-Laws of the Company as
          amended effective April 29, 1992 was filed as Exhibit 4.3 to the Company's
          Registration Statement on Form S-2 (Reg.
          No. 33-47706) filed on May 6, 1992 and is incorporated herein by reference

(4.1)     A specimen of the certificate
          representing the Common Stock of the
          Company was filed as Exhibit 4.1 to the
          Company's Amendment No. 1 to the
          Registration Statement on Form S-1 filed on
          April 3, 1984 (Reg. No. 2-89521) and is
          incorporated herein by reference

(4.2)     Article VI, Section 3-5, Article VII
          and Article XII, Section 1 of the Articles of Incorporation of the Company are included as part of Exhibit 3.1 above

(4.3)     Articles X, XI, XV, XVI, XXIV of the Code of
          By-Laws of the Company are included as part of Exhibit 3.2 above

(9)       Not Applicable

(10.1)*   The Supplemental Major Medical Expense
          Insurance Plan of the Company was filed as
          Exhibit 10.7 to the Company's Registration
          Statement on Form S-1 filed on February 17,
          1984 (Reg. No. 2-89521) and is incorporated herein by reference

(10.2)    Purchase and Supply Contract between the
          Company and Ford Motor Company dated
          October 7, 1986, was filed as part of
          Exhibit (e) (2) of the Company's Schedule
          13E-4 filed on August 27, 1986, and is
          incorporated herein by reference

(10.3)    Lease Agreement between Modular Concepts,
          Inc. and Fulton Industrial Development
          Authority was filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on
          February 27, 1987 (Reg. No. 33-12282) and
          is incorporated herein by reference

(10.4)*   The Excel Industries, Inc. Stock Purchase
          Plan and Trust was filed as Exhibit 4.4 to Amendment No. 1 to the Company's
          Registration Statement on Form S-8 filed on
          June 9, 1987 (Reg. No. 33-14508) and is
          incorporated herein by reference

(10.5)    Commercial Lease and Option to Purchase
          dated February 5, 1988, between the Company and P-F-P Partnership, and Indiana general partnership (for the Mishawaka facility) was filed as Exhibit 10.16 to the Company's
          Annual Report on Form 10-K filed on March
          24, 1988, and is incorporated herein by
          reference

(10.6) Lease Agreement dated May 4, 1988 between the Company and Willis Day Properties, Inc.
          (for the Toledo, Ohio facility) was filed as Exhibit 10.18 to the Company's Annual
          Report on Form 10-K filed March 20, 1989, and is incorporated herein by reference

(10.7)*   The 1989 Deferred Compensation Plan of the
          Company as amended effective October 1,
          1991 was filed as Exhibit 10.12 to the
          Company's Annual Report on Form 10-K filed
          March 26, 1992 and is incorporated herein by reference

(10.8) Lease Purchase Contract dated July 1, 1979 between The Industrial Development Board for the City of Pikeville (the "Pikeville
          Board") and Ferro Manufacturing Corporation
          ("Ferro") was filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed
          March 27, 1991, and is incorporated herein by reference

(10.9) First Amendment to Lease Purchase Contract, dated January 1, 1983, between the Pikeville Board and Ferro was filed as
          Exhibit 10.21 to the Company's Annual
          Report on Form 10-K filed March 27, 1991, and is incorporated herein by reference

(10.10)* Supplemental Deferred Compensation Agreement between the Company and James J. Lohman was filed as Exhibit 10.20 to the Company's
          Annual Report on Form 10-K filed March 26,
          1992 and is incorporated herein by
          reference

(10.11)*  Excel Industries, Inc. and Subsidiaries
          Incentive Compensation Plan was filed on
          Exhibit 10.14 to the Company's Annual
          Report on Form 10-K filed March 26, 1993, and is incorporated herein by reference.

(10.12)   Lease Extension Agreement dated September
          17, 1992 between the Company and Willis Day
          Properties, Inc. (for the Toledo facility) was filed on Exhibit 10.15 to the Company's
          Annual Report on Form 10-K filed March 26,
          1993, and is incorporated herein by
          reference.

(10.13)   Purchase Agreement between the Company and
          Ford Motor Company dated January 31,
          1994...........

(11)      Not Applicable