Form 10-Q
period 1994-03-31
EXCEL INDUSTRIES INC
filed 1994-05-11
CIK 740868

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

               __________________________________

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               __________________________________

For Quarter Ended March 31, 1994   Commission File No. 1-8684

                        Excel Industries, Inc.
     (Exact name of registrant as specified in its charter)

           Indiana                              35-1551685
(State or other jurisdiction         (IRS Employer Identification
of incorporation or organization)               Number)

               1120 North Main Street, Elkhart, Indiana  46514
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:(219) 264-2131 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1994, there were issued and outstanding 10,957,936 common shares, no par value.
                     EXCEL INDUSTRIES, INC.

                              Index


                                                       Page No.

PART I    Financial Information

          Consolidated Balance Sheets
          March 31, 1994 and December 31, 1993              1

          Consolidated Statements of Income -
          Three Months Ended March 31, 1994 and 1993        2

          Consolidated Statements of Shareholders'
           Equity
          Three Months Ended March 31, 1994 and 1993        3

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1994 and 1993        4

          Notes to Consolidated Financial Statements      5-7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operation    8-9

PART II   Other Information                                10

          Signatures                                       11


                     EXCEL INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                    (in thousands of dollars)

                                        March 31,    December 31,
                                          1994           1993
                                       (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents          $  9,695       $  6,767
     Marketable securities                39,819         39,786
     Accounts receivable - trade          86,356         70,653
     Customer tooling to be billed        10,605          9,161
     Inventories (Note 2)                 30,496         29,867
     Prepaid expenses                      4,087          6,113
          Total current assets           181,058        162,347

Property, plant and equipment,
   less accumulated depreciation of
   (1994 - $56,549; 1993 - $53,773)       52,183         49,746
Other assets                              16,776         17,223
                                        $250,017       $229,316

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable - trade           $ 52,972       $ 46,983
     Accrued liabilities                  22,377         19,050
     Current portion of debt               1,429          1,553
          Total current liabilities       76,778         67,586

Long-term debt                            34,761         35,094
Other long-term liabilities               20,667         20,200
Commitments and contingent liabilities       --             --
Shareholders' equity
     Preferred shares - no par value,
     1,000 shares authorized,
     none issued                             --             --
     Common shares - authorized 20,000
     shares without par value;
     issued 1994 - 10,958;
     1993 - 10,575                        94,651         87,537
     Retained earnings                    23,876         19,615
     Unrecognized pension actuarial
      losses, net of tax                    (716)          (716)
          Total shareholders' equity     117,811        106,436
                                        $250,017       $229,316


NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                    EXCEL INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (thousands, except per share amounts)


                                          Three Months Ended
                                               March 31,
                                          1994           1993

Net sales                               $151,972       $127,340
Cost of goods sold                       135,475        113,045
     Gross profit                         16,497         14,295
Selling, administrative and
 engineering expenses                      7,844          7,881
     Operating income                      8,653          6,414
Other income (expense):
 Interest expense                           (839)          (914)
 Other income, net                           341            202


Income before income taxes                 8,155          5,702
Provision for taxes on income              3,017          2,280
     Net income                         $  5,138          3,422


Net income per share (Note 4):
     Primary                            $   0.48       $   0.39
     Fully diluted                      $   0.44       $   0.35
Cash dividends per share                $   0.08       $   0.06

                     EXCEL INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
       FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                    (in thousands of dollars)



                                                  UNRECOGNIZED
                                                   PENSION
                              COMMON    RETAINED  ACTUARIAL
                              SHARES    EARNINGS   LOSSES   TOTAL


Balance at December 31, 1993     $87,537$19,615   $(716)   $106,436

Net income                                5,138             5,138

Dividends                                  (877)             (877)

Issuance of 380,000
 Common Shares                 7,059                         7,059

Shares issued under employee
 stock purchase plan               55                            55

Balance at March 31, 1994     $94,651   $23,876     $(716)   $117,811




Balance at December 31, 1992     $57,282$10,346     $(598)   $ 67,030

Net income                                3,422              3,422

Dividends                                  (634)              (634)

Issuance of 2,000,000
 Common Shares                 30,019                       30,019

Shares issued under employee
 stock purchase plan               43                              43

Balance at March 31, 1993     $87,344   $13,134     $(598)   $ 99,880

                     EXCEL INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (in thousands of dollars)


                                               Three Months Ended
                                                    March 31,
                                                1994        1993

Cash flows from operating activities
   Net income                                $  5,138   $  3,422

Adjustments to reconcile net income
 to net cash from operating activities:
   Depreciation and amortization                3,016      2,487
   Deferred income taxes and other                582      1,172
   Changes in current assets and
    liabilities:
    Accounts receivable and other             (13,677)   (14,835)
    Inventories and customer tooling           (2,073)    (2,017)
    Investment in marketable securities           (33)   (43,392)
    Accounts payable and accrued
     liabilities                                9,316     12,649

     Total adjustments                         (2,869)   (43,936)

     Net cash provided by (used for)
      operating activities                      2,269    (40,514)

Cash flows from investing activities
   Purchase of property, plant and
    equipment                                  (5,580)    (2,479)
    Other                                         459       (139)

    Net cash used for investing activities     (5,121)    (2,618)

Cash flows from financing activities
   Issuance of common shares                    7,114     30,062
   Maturities of long-term debt                  (457)      (521)
   Dividends                                     (877)      (634)

    Net cash from (for) financing
     activities                                 5,780     28,907

Net change in cash and cash equivalents         2,928    (14,225)
Cash and cash equivalents at beginning of
 year                                           6,767     27,510

Cash and cash equivalents at end of first
 quarter                                     $  9,695   $ 13,285


                    EXCEL INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

     The financial statements have been prepared from the unaudited financial records of the Company. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods.

Note 2 - Marketable Securities:

     Marketable securities consist of U.S. Government securities, tax-free municipal securities and municipal fund par value preferred shares and are classified as trading securities.
Certain amounts for 1993 have been reclassified to conform to the 1994 classification.

Note 3 - Inventories:

     Inventories consist of the following:

                              March 31,      December 31,
                                1994             1993
                                   (000 omitted)

     Raw materials            $18,328          $17,948
     Work in process and
      finished goods           13,690           12,378
     LIFO Reserve              (1,522)            (459)
                              $30,496          $29,867

Note 4 - Net Income per Share:

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive.
Shares used to compute net income per share data are as follows:

                                   Three Months Ended
                                        March 31,
                                    1994        1993
                                      (000 omitted)

     Primary                       10,605       8,789
     Fully diluted                 12,875      11,073


Note 5 - Contingencies

     A chemical cleaning compound, trichlorethylene ("TCE"), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company has been named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

The United States Environmental Protection Agency (EPA) and the Indiana Department of Environmental Management (IDEM) have conducted a preliminary investigation and evaluation of the site and have undertaken temporary remedial action in the nature of air-stripping towers.

In early 1992, the EPA issued a Unilateral Order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. As of February 1, 1994, the Company has installed and is operating the equipment pursuant to the Unilateral Order. In addition, the EPA and IDEM have asserted a claim for reimbursement of their investigatory costs and the costs of installing and operating the air-strippers on the municipal well field (the EPA Costs). On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Norther District of Indiana against eight of the PRPs, including the Company. On July 20,1993, IDEM joined in the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and IDEM, and a declaration that the eight defendant PRPs are liable for any future costs incurred by the EPA and IDEM in connection with the site.

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

There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at March 31, 1994 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Share Ownership

On March 24, 1994, Ford Motor Company and Ford Motor Company Fund disposed of their combined 24% ownership in the Company through a secondary public offering.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION:

Cash flow from operations totalled $2.3 million. Investment in receivables and inventories increased $16.3 million due to higher level of sales. This increase was partially offset by an increase of $9.3 million in trade accounts payable and accruals. Capital expenditures in the first quarter totalled $5.6 million and the capital expenditure budget for the year totals $18 million.

The Company received $7.1 million for the sale of common shares.
Cash and short-term marketable securities amounted to $49.5 million at March 31, 1994, an increase of $2.9 million from December 31, 1993.

MATERIAL CHANGES IN RESULTS OF OPERATIONS:
THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1993

Sales in the first quarter of 1994 increased 19% or $24.6 million to $151.9 million from the $127.3 million in 1993. The increased sales occurred primarily in automotive original equipment products as production and sales of light vehicles in North America remained strong. Overall first quarter production of light vehicles totalled approximately 3.7 million units, an increase of 12% over the year ago first quarter.

Gross profit was $16.5 million in the current quarter or 10.9% of sales and compares with gross profit of $14.3 million or 11.2% of sales in the first quarter of 1993. The increase in gross profit in the quarter is due to the increase sales. The decline in gross profit as a percent of sales results primarily from a shortfall of cost reductions against productivity commitments and a change in product mix.

Selling, administrative and engineering expenses totalled $7.8 million in the first quarter which was comparable with the $7.9 million in the 1993 first quarter. Offsetting a reduction in the provision for doubtful accounts and increased compensation costs were increased personnel costs for research, engineering and development.

Interest expense totaled $839,000 in 1994 and compares with $914,000 in the year ago first quarter.

Other income of $341,000 which is primarily interest income on marketable debt securities compares to $202,000 in the 1993 first quarter.

Provision for taxes on income was at an effective rate of 37% as compared to 40% in 1993. The decline in the overall effective rate results from reduction in effective state rates.

                PART II.  OTHER INFORMATION


All items in Part II are either not applicable or answerable in the negative.

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        EXCEL INDUSTRIES INC.
                                             (Registrant)


Date:           , 1994                  s/ James J. Lohman
                                        Chairman and
                                        Chief Executive Officer



Date:           , 1994                  s/ Joseph A. Robinson
                                        Secretary/Treasurer and
                                        Chief Financial Officer


                        EXHIBIT INDEX


Exhibit
Number         Description