Form 10-Q/A
period 1994-03-31
EXCEL INDUSTRIES INC
filed 1994-05-13
CIK 740868

FORM 10-Q/A
                           AMENDMENT #1

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

                                        EXCEL INDUSTRIES INC.
                                             (Registrant)


Date: May 11, 1994                      s/ James J. Lohman
                                        Chairman and
                                        Chief Executive Officer



Date: May 11, 1994                      s/ Joseph A. Robinson
                                        Secretary/Treasurer and
                                        Chief Financial Officer