Form 10-Q
period 1994-06-30
EXCEL INDUSTRIES INC
filed 1994-08-15
CIK 740868

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                       ________________________

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       ________________________

For the quarterly period ended June 30, 1994

Commission File No. 1-8684

                          Excel Industries, Inc.
        (Exact name of registrant as specified in its charter)


           Indiana                                    35-1551685
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                  Identification No.)


           1120 North Main Street, Elkhart, IN      46514
        (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code:  (219) 264-2131

Indicate by an "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At June 30, 1994, there were issued and outstanding 10,965,665 common shares, no par value.












                        EXCEL INDUSTRIES, INC.


                                 Index


                                                              Page No.

PART I    Financial Information

          Consolidated Balance Sheets -
               June 30, 1994 and December 31, 1993                 1

          Consolidated Statements of Income -
               Three Months Ended June 30, 1994 and 1993
               Six Months Ended June 30, 1994 and 1993             2

          Consolidated Statements of Shareholders' Equity
               Six Months Ended June 30, 1994 and 1993             3

          Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1994 and 1993             4

          Notes to Consolidated Financial Statements             5-7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operation           8-9

PART II   Other Information                                       10

          Signatures                                              11



























                        EXCEL INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                       (in thousands of dollars)

                                         June 30,    December 31,
                                          1994           1993
                                       (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents          $ 13,735       $  6,767
     Marketable securities                37,577         39,786
     Accounts receivable                  87,380         70,653
     Customer tooling to be billed        13,248          9,161
     Inventories                          34,188         29,867
     Prepaid expenses                      3,956          6,113
          Total current assets           190,084        162,347

Property, plant and equipment,
   less accumulated depreciation of
   (1994 - $58,978; 1993 - $53,773)       54,142         49,746
Other assets                              16,551         17,223
                                        $260,777       $229,316

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                   $ 60,478       $ 46,983
     Accrued liabilities                  20,984         19,050
     Current portion of debt               1,394          1,553
          Total current liabilities       82,856         67,586

Long-term debt                            34,423         35,094
Other long-term liabilities               21,160         20,200
Commitments and contingent liabilities       --             --
Shareholders' equity
     Preferred shares - no par value,
     1,000 shares authorized,
     none issued                             --             --
     Common shares - authorized 20,000
     shares without par value;
     issued 1994 - 10,966;
     1993 - 10,575                        94,739         87,537
     Retained earnings                    28,315         19,615
     Unrecognized pension actuarial
      losses, net of tax                    (716)          (716)
          Total shareholders' equity     122,338        106,436
                                        $260,777       $229,316


NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                         EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)

                                                  Three Months Ended
                                                       June 30,
                                                     1994      1993

Net sales                                         $161,722  $138,875
Cost of goods sold                                 144,433   122,831
     Gross profit                                   17,289    16,044
Selling, administrative and engineering expenses     8,156     8,371

     Operating income                                9,133     7,673
Other income and (expense):
  Interest expense                                    (844)     (837)
  Other income, net                                    325       562

Income before income taxes                           8,614     7,398
Provision for taxes on income                        3,188     2,907
     Net income                                   $  5,426  $  4,491


Net income per share:
  Primary                                         $   0.50  $   0.43
  Fully diluted                                   $   0.45  $   0.38
Cash dividends per share                          $   0.09  $   0.08


                                                    Six Months Ended
                                                        June 30,

Net sales                                         $313,694   $266,215
Cost of goods sold                                 279,908    235,876
     Gross profit                                   33,786     30,339
Selling, administrative and engineering expenses    16,000     16,252

     Operating income                               17,786     14,087
Other income and (expense):
     Interest expense                               (1,683)    (1,751)
     Other income, net                                 666        764

Income before income taxes                          16,769     13,100
Provision for taxes on income                        6,205      5,187
     Net income                                   $ 10,564   $  7,913


Net income per share:
  Primary                                         $   0.98   $   0.82
  Fully diluted                                   $   0.88   $   0.74
Cash dividends per share                          $   0.17   $   0.14

                          EXCEL INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
              FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                         (in thousands of dollars)

                                                       UNRECOGNIZED
                                                         PENSION
                                   COMMON    RETAINED   ACTUARIAL
                                   SHARES    EARNINGS     LOSSES     TOTAL


Balance at December 31, 1993       $87,537   $19,615      $(716)   $106,436

Net income                                    10,564                10,564

Dividends                                     (1,864)               (1,864)

Issuance of 380,000
 Common Shares                       7,032                           7,032

Shares issued under employee
 stock purchase plan                   170                              170

Balance at June 30, 1994           $94,739   $28,315      $(716)   $122,338




Balance at December 31, 1992       $57,282   $10,346      $(598)   $ 67,030

Net income                                     7,913                 7,913

Dividends                                     (1,479)               (1,479)

Issuance of 2,000,000
 Common Shares                      30,019                          30,019

Shares issued under employee
 stock purchase plan                    94                               94

Balance at June 30, 1993           $87,395   $16,780      $(598)   $103,577

                          EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (in thousands of dollars)

                                                   Six Months Ended
                                                        June 30,
                                                   1994         1993

Cash flows from operating activities
     Net income                                 $ 10,564     $  7,913

Adjustments to reconcile net income
 to net cash from operating activities:
     Depreciation and amortization                 6,041        5,223
     Deferred income taxes and other               1,231        1,787
     Changes in current assets and liabilities
          Accounts receivable and other          (14,570)     (17,094)
          Inventories and customer tooling       ( 8,408)     ( 5,168)
          Investment in marketable securities      2,209      (46,413)
          Accounts payable and accrued
           liabilities                            15,429       13,011

     Total adjustments                             1,932      (48,654)

     Net cash provided by operating activities    12,496      (40,741)

Cash flows from investing activities
     Purchase of property, plant and equipment   (10,534)      (9,252)
     Other                                           498         (133)

     Net cash used for investing activities      (10,036)      (9,385)

Cash flows from financing activities
     Issuance of common stock                      7,202       30,113
     Maturities of long-term debt                   (830)        (767)
     Issuance of long-term debt                      ---          481
     Dividends                                    (1,864)      (1,479)

     Net cash from financing activities            4,508       28,348

Net change in cash and cash equivalents            6,968      (21,778)
Cash and cash equivalents at beginning of year     6,767       27,510

Cash and cash equivalents at end of second
 quarter                                        $ 13,735     $  5,732











                                   - 4 -

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

Note 3 - Inventories:

     Inventories consist of the following:  (in thousands)

                                             June 30,  December 31,
                                               1994        1993

     Raw materials                           $19,641     $17,948
     Work in process and
      finished goods                          15,006      12,378
     LIFO reserve                               (459)       (459)
                                             $34,188     $29,867


Note 4 - Net Income per Share:

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive. Shares used to compute net income per share data are as follows (amounts in thousands):

                            Three Months Ended        Six Months Ended
                                 June 30,                 June 30,
                               1994     1993           1994      1993

     Primary                  10,962   10,560         10,783     9,675

     Fully-diluted            13,232   12,830         13,053    11,945

Note 5 - Contingencies

     A chemical cleaning compound, trichlorethylene ("TCE"), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The
                                 - 5 -
Company has been named as one of nine potentially responsible parties
(PRPs) in the contamination of this site.

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

     There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at June 30, 1994 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

                                 - 6 -
Note 6 - Share Ownership

     On March 24, 1994, Ford Motor Company and Ford Motor Company Fund disposed of their combined 24% ownership in the Company through a secondary public offering.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition:

Cash flow from operations totalled $12.5 million in the six months ended June 30, 1994. Investment in receivables and inventories increased $23.0 million due to higher level of sales. This increase was partially offset by an increase of $15.4 million in trade accounts payable and accruals. Capital expenditures in the first half totalled $10.5 million and dividends paid totalled $1.8 million.

The Company received $7.2 million from the sale of common shares in connection with the sale of shares by Ford. Cash and short-term marketable securities amounted to $51.3 million at June 30, 1994, an increase of $4.8 million from December 31, 1993.

Material Changes in Results of Operations:
Three Months Ended June 30, 1994 Compared to
Three Months Ended June 30, 1993

Sales in the second quarter of 1994 increased 17% or $22.8 million to $161.7 million from the $138.9 million in 1993. The increased sales occurred primarily in automotive original equipment products as production and sales of light vehicles in North America remained strong. Overall second quarter production of light vehicles totalled approximately 3.8 million units, an increase of 9% over the year ago second quarter.

Gross profit was $17.3 million in the current quarter or 10.7% of sales and compares with gross profit of $16.0 million or 11.6% of sales in the second quarter of 1993. The increase in gross profit in the quarter is due to the increased sales. The decline in gross profit as a percent of sales results from a change in product mix (.7%), a shortfall of cost reductions against productivity commitments and the adverse impact of new program launch costs.

Selling, administrative and engineering expenses totalled $8.2 million in the second quarter which was comparable with the $8.4 million in the 1993 second quarter. Offsetting increased personnel costs for research, engineering and development were reductions in incentive compensation.

Interest expense totalled $844,000 in 1994 and compares with $837,000 in the year ago second quarter.

Other income of $325,000 consists primarily of interest income on marketable debt securities, less $200,000 for Excel's share of operating losses in the joint venture in Brazil from production start-up. This compares to other income of $562,000 in the 1993 second quarter.

Provision for taxes on income was at an effective rate of 37% as compared to 39% in 1993. The decline in the overall effective rate results from reduction in effective state rates.

Material Changes in Results of Operations:
Six Months Ended June 30, 1994 Compared to
Six Months Ended June 30, 1993

Sales in the first half of 1994 increased 18% or $47.5 million to $313.7 million from the $266.2 million in 1993. The increased sales occurred primarily in automotive original equipment products as production and sales of light vehicles in North America remained strong. Overall first half production of light vehicles totalled approximately 7.5 million units, an increase of 11% over the year ago first quarter.

Gross profit was $33.8 million in the current half or 10.8% of sales and compares with gross profit of $30.3 million or 11.4% of sales in the first half of 1993. The increase in gross profit in the half is due to the increased sales. The decline in gross profit as a percent of sales results from a change in product mix (.4%), a shortfall of cost reductions against productivity commitments and the adverse impact of new program launch costs.

Selling, administrative and engineering expenses totalled $16.0 million in the first half which was comparable with the $16.3 million in the 1993 first half. Offsetting a reduction in the provision for doubtful accounts and deferred compensation costs were increased personnel costs for research, engineering and development.

Interest expense totalled $1,683,000 in 1994 and compares with $1,751,000 in the year ago first half.

Other income of $666,000 consists primarily of interest income on marketable debt securities less $200,000 for Excel's share of operating losses in the joint venture in Brazil from production start-up. This compares to other income of $764,000 in the 1993 first half.

Provision for taxes on income was at an effective rate of 37% as compared to 39.5% in 1993. The decline in the overall effective rate results from reduction in effective state rates.

                                PART II

                           OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

     At the annual Shareholders' Meeting on May 5, 1994, the shareholders approved by a vote of 9,013,413 For, 393,280 Against, 11,423 Abstaining, and 1,159,820 Broker Non-Voting, a new 1994 Stock Compensation Plan (the "Plan"). The Plan reserves 500,000 common shares for issuance under the Plan. Participants include officers, other key employees and non-employee directors. The Plan will terminate on December 16, 2003. The Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, non-statutory options or performance units. Terms of performance units will be established by the Compensation Committee of the Board of Directors of the Company at the time of grant.

     In an uncontested election of Directors, the following were elected:

                                                Authority
                                      For       Withheld

James J. Lohman                    9,354,454     63,661
James O. Futterknecht, Jr.         9,354,447     63,668
Joseph A. Robinson                 9,354,347     63,768
John G. Keane                      9,371,597     46,518
James K. Sommer                    9,354,447     63,668
Ralph R. Whitney, Jr.              9,371,531     46,584
























                                - 10 -
                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             EXCEL INDUSTRIES, INC.
                                                  (Registrant)



Date:  August 12, 1994                       s/  James J. Lohman
                                             James J. Lohman
                                             Chairman and
                                             Chief Executive Officer



Date:  August 12, 1994                       s/  Joseph A. Robinson
                                             Joseph A. Robinson
                                             Secretary/Treasurer and
                                             Chief Financial Officer