Form 10-Q
period 1994-09-30
EXCEL INDUSTRIES INC
filed 1994-11-14
CIK 740868

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                       ________________________

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       ________________________

For the quarterly period ended September 30, 1994

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

At September 30, 1994, there were issued and outstanding 10,788,865 common shares, no par value.

                        EXCEL INDUSTRIES, INC.


                                 Index


                                                              Page No.

PART I    Financial Information

          Consolidated Balance Sheets -
               September 30, 1994 and December 31, 1993            1

          Consolidated Statements of Income -
               Three Months Ended September 30, 1994 and 1993
               Nine Months Ended September 30, 1994 and 1993       2

          Consolidated Statements of Shareholders' Equity
               Nine Months Ended September 30, 1994 and 1993       3

          Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1994 and 1993       4

          Notes to Consolidated Financial Statements             5-7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operation           8-9

PART II   Other Information                                       10

          Signatures                                              11

          Financial Data Schedule                         Exhibit 27

                        EXCEL INDUSTRIES, INC.
                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (amounts in thousands)

                                      September 30,   December 31,
                                          1994           1993
ASSETS

Current assets
     Cash and cash equivalents          $ 13,728       $  6,767
     Marketable securities                36,261         39,786
     Accounts receivable                  90,339         70,653
     Customer tooling to be billed        13,374          9,161
     Inventories                          35,425         29,867
     Prepaid expenses                      3,682          6,113
          Total current assets           192,809        162,347

Property, plant and equipment,
   less accumulated depreciation of
   (1994 - $61,245; 1993 - $53,773)       59,832         49,746
Other assets                              16,446         17,223
                                        $269,087       $229,316

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                   $ 66,512       $ 46,983
     Accrued liabilities                  24,229         19,050
     Current portion of debt               1,392          1,553
          Total current liabilities       92,133         67,586

Long-term debt                            33,905         35,094
Other long-term liabilities               21,664         20,200
Commitments and contingent liabilities      --              --
Shareholders' equity
     Preferred shares - no par value,
     1,000 shares authorized,
     none issued                            --              --
     Common shares - authorized 20,000
     shares without par value;
     issued 1994 - 10,789;
     1993 - 10,575                        94,766         87,537
     Retained earnings                    30,188         19,615
     Unrecognized pension actuarial
      losses, net of tax                    (716)          (716)
                                         124,238        106,436
     Less treasury shares,
      at cost - 180                       (2,853)           --
          Total shareholders' equity     121,385        106,436
                                        $269,087       $229,316


NOTE: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                                 - 1 -
PAGE

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)

                                                  Three Months Ended
                                                     September 30,
                                                     1994      1993

Net sales                                         $144,060  $114,888
Cost of goods sold                                 131,304   104,873
     Gross profit                                   12,756    10,015
Selling, administrative and engineering expenses     7,948     7,098

     Operating income                                4,808     2,917
Other income and (expense):
  Interest expense                                    (875)     (824)
  Other income, net                                    581       614

Income before income taxes                           4,514     2,707
Provision for taxes on income                        1,670     1,057
     Net income                                   $  2,844  $  1,650

Net income per share:
  Primary                                         $  0.26   $  0.16
  Fully diluted                                   $  0.25   $  0.16
Cash dividends per share                          $  0.09   $  0.08


                                                   Nine Months Ended
                                                     September 30,

Net sales                                         $457,754   $381,103
Cost of goods sold                                 411,212    340,749
     Gross profit                                   46,542     40,354
Selling, administrative and engineering expenses    23,948     23,350

     Operating income                               22,594     17,004
Other income and (expense):
     Interest expense                               (2,558)    (2,575)
     Other income, net                               1,247      1,378

Income before income taxes                          21,283     15,807
Provision for taxes on income                        7,875      6,244
     Net income                                   $ 13,408   $  9,563


Net income per share:
  Primary                                         $  1.24    $  0.96
  Fully diluted                                   $  1.13    $  0.89
Cash dividends per share                          $  0.26    $  0.22





                                 - 2 -
PAGE

                          EXCEL INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                         (in thousands of dollars)

                                                     UNRECOGNIZED
                                                        PENSION
                               COMMON TREASURY RETAINED ACTUARIAL
                               SHARES  SHARES  EARNINGS  LOSSES     TOTAL


Balance at December 31, 1993  $87,537 $     0  $19,615  $(716)   $106,436

Net income                                      13,408            13,408

Dividends                                       (2,835)           (2,835)

Purchase of 180,300
 treasury shares                       (2,853)                    (2,853)

Issuance of 380,000
 common shares                  7,032                              7,032

Stock options exercised            27                                 27

Shares issued under employee
 stock purchase plan              170                                  170

Balance at September 30, 1994 $94,766  $(2,853)  $30,188  $(716)  $121,385




Balance at December 31, 1992  $57,282 $     0   $10,346  $(598)  $ 67,030

Net income                                        9,563            9,563

Dividends                                        (2,325)          (2,325)

Issuance of 2,000,000
 Common Shares                 30,019                             30,019

Stock options exercised            51                                 51

Shares issued under employee
 stock purchase plan              135        0                         135

Balance at September 30, 1993   $87,487  $     0    $17,584  $(598) $104,473








                                   - 3 -
PAGE

                          EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (in thousands of dollars)

                                                   Nine Months Ended
                                                     September 30,
                                                   1994         1993

Cash flows from operating activities
     Net income                                 $  13,408    $   9,563

Adjustments to reconcile net income
 to net cash from operating activities:
     Depreciation and amortization                  9,396        8,194
     Deferred income taxes and other                1,541        3,133
     Changes in current assets and liabilities
          Accounts receivable and other           (17,255)     (14,951)
          Inventories and customer tooling         (9,771)     ( 7,818)
          Investment in marketable securities       3,525      (45,783)
          Accounts payable and accrued
           liabilities                             24,708        8,016

     Total adjustments                             12,144      (49,209)

     Net cash provided by (used for)
          operating activities                     25,552      (39,646)

Cash flows from investing activities
     Purchase of property, plant and equipment    (19,299)     (13,663)
     Other                                            517         (451)

     Net cash used for investing activities       (18,782)     (14,114)

Cash flows from financing activities
     Issuance of common stock                       7,229       30,205
     Maturities of long-term debt                  (1,350)      (1,756)
     Issuance of long-term debt                       --           481
     Dividends                                     (2,835)      (2,325)
     Purchase of treasury shares                   (2,853)         --
     Net cash from financing activities               191       26,605

Net change in cash and cash equivalents             6,961      (27,155)
Cash and cash equivalents at beginning of year      6,767       27,510

Cash and cash equivalents at end of third
 quarter                                        $  13,728    $     355

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

Note 2 - Marketable Securities:

     Marketable securities consist of U.S. Government securities, tax-free municipal securities and municipal fund par value preferred shares and are classified as trading securities in accordance with FAS
115. Certain amounts for 1993 have been reclassified to conform to the 1994 classification.

Note 3 - Inventories:

     Inventories consist of the following:  (in thousands)

                                          September 30,  December 31,
                                               1994        1993

     Raw materials                           $21,376     $17,948
     Work in process and
      finished goods                          14,508      12,378
     LIFO reserve                               (459)       (459)
                                             $35,425     $29,867

Note 4 - Net Income per Share:

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive. Shares used to compute net income per share data are as follows (amounts in thousands):

                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
                               1994      1993          1994      1993

     Primary                  10,919    10,565        10,828     9,972

     Fully-diluted            13,189    12,836        13,099    12,242

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

     The EPA has also named the Company as a PRP for costs at three other disposal sites. The Company believes it has recorded adequate provisions for any costs to be incurred for these sites.

     There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at September 30, 1994 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Share Ownership

     On March 24, 1994, Ford Motor Company and Ford Motor Company Fund disposed of their combined 24% ownership in the Company through a secondary public offering.

Note 7 - Common Shares

     On May 5, 1994, the shareholders approved a new 1994 Stock Compensation Plan (the "Plan"). The Plan reserves 500,000 common shares for issuance to officers, other key employees and non-employee directors. The Plan provides that options may be granted at not less than fair market value and if not exercised, expire 10 years from the date of grant. At September 30, 1994, there were options outstanding for 274,000 shares at an average exercise price of $18.125.

     At September 30, 1994, there were options outstanding for 15,750 shares at an average exercise price of $6.364 under the Incentive
Stock Option Plan approved by shareholders in 1984.




































                                 - 7 -
PAGE

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition:

Cash flow from operations totalled $25.6 million in the nine months ended September 30, 1994. Investment in receivables and inventories increased $27.0 million due to higher sales levels. This increase was partially offset by an increase of $24.7 million in trade accounts payable and accruals. Capital expenditures in the first nine months totalled $19.3 million and dividends paid and treasury shares purchased totalled $5.7 million.

The Company received $7.2 million from the sale of common shares in connection with the sale of shares by Ford. Cash and short-term marketable securities amounted to $50.0 million at September 30, 1994, an increase of $3.4 million from December 31, 1993.

Material Changes in Results of Operations:
Three Months Ended September 30, 1994 Compared to
Three Months Ended September 30, 1993

Sales in the third quarter of 1994 increased 25% or $29.2 million to $144.1 million from the $114.9 million in 1993. The increased sales occurred primarily in automotive original equipment products. Production of light vehicles in North America was up 15% in the quarter and sales from new programs including roll-up glass for Ford Motor Company's F-series trucks, Explorer, Econoline and Mustang account for the majority of the increase.

Gross profit was $12.8 million in the current quarter or 8.9% of sales and compares with gross profit of $10.0 million or 8.7% of sales in 1993's third quarter. The increase in gross profit percentage and dollars results from higher sales volumes which more than offset the start-up costs on new products and productivity commitments under long-term contracts.

Selling, administrative and engineering expenses totalled $7.9 million in the third quarter up from $7.1 million in the 1993 third quarter. The change includes increased personnel costs for research, engineering and development and an increase in incentive compensation.

Interest expense totalled $875,000 in 1994 which compares to $824,000 in the year ago third quarter.

Other income of $581,000 consists primarily of interest income on marketable securities, which compares to other income of $614,000 in the 1993 third quarter.

Provision for taxes on income was at an effective rate of 37% as compared to 39% in 1993. The decline in the overall effective rate results from reduction in effective state income tax rates.
                                 - 8 -
PAGE

Material Changes in Results of Operations:
Nine Months Ended September 30, 1994 Compared to
Nine Months Ended September 30, 1993

Sales in the first nine months of 1994 increased 20% or $76.7 million to $457.8 as compared to $381.1 million in 1993. Sales of automotive original equipment accounts for $68 million of the increase while sales to mass transit, RV and heavy trucks account for the remainder. Light vehicle production in the first nine months of 1994 totaled 11.1 million units as compared with 9.8 million units in 1993 or an increase of 13%. Automotive sales increased overall approximately 20% resulting from increased production and sales of new programs such as Dodge Ram trucks and Ford Motor Company's F-series trucks, Explorer, and Mustang.

Gross profit was $46.5 million year-to-date in 1994 or 10.2% of sales compared to $40.4 million or 10.6% of sales in the first nine months of 1993. The decline in gross profit as a percentage of sales results from a shortfall of cost reductions to offset productivity commitments under long-term sales contracts, an increase in roll-up glass sales on new programs which carry lower value added and start-up costs associated with new programs.

Selling, administrative and engineering expenses totalled $23.9 million in the first nine months which was comparable with the $23.4 million in the 1993 first nine months. Offsetting a reduction in the provision for doubtful accounts and deferred compensation costs were increased personnel costs for research, engineering and development and increased depreciation for engineering computer equipment.

Interest expense totalled $2,558,000 in 1994 and compares with $2,575,000 in the year ago period.

Other income of $1,247,000 consists primarily of interest income on marketable securities less $200,000 for Excel's share of operating losses arising from production startup costs in the Brazilian joint ventures. This compares to other income of $1,378,000 in the 1993 period.

Provision for taxes on income was at an effective rate of 37% as compared to 39.5% in 1993. The decline in the overall effective rate results from reduction in effective state rates.













                                 - 9 -
PAGE

                                PART II

                           OTHER INFORMATION


All items in Part II are either not applicable or answerable in the negative.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             EXCEL INDUSTRIES, INC.
                                                  (Registrant)



Date:  November 10, 1994                     s/  James J. Lohman
                                             James J. Lohman
                                             Chairman and
                                             Chief Executive Officer



Date:  November 10, 1994                     s/  Joseph A. Robinson
                                             Joseph A. Robinson
                                             Secretary/Treasurer and
                                             Chief Financial Officer