Form 10-Q/A
period 1994-09-30
EXCEL INDUSTRIES INC
filed 1994-11-15
CIK 740868

FORM 10-Q/A


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

At September 30, 1994, there were outstanding 10,788,865 common shares, no par value.

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
     issued 1994 - 10,969;
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


                                             EXCEL INDUSTRIES, INC.
                                                  (Registrant)



Date:  November 15, 1994                     s/  James J. Lohman
                                             James J. Lohman
                                             Chairman and
                                             Chief Executive Officer



Date:  November 15, 1994                     s/  Joseph A. Robinson
                                             Joseph A. Robinson
                                             Secretary/Treasurer and
                                             Chief Financial Officer