Form 10-K
period 1994-12-31
EXCEL INDUSTRIES INC
filed 1995-03-22
CIK 740868

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT

For the fiscal year ended
    December 31, 1994                   Commission File Number: 1-8684

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares of the Registrant's Common Shares, no par value, outstanding on February 16, 1995 was 10,689,424. The aggregate market value of the Registrant's Common Shares held by nonaffiliates on March 10, 1995 was $144,307,124.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Excel Industries, Inc. proxy statement for the 1995 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

Technical Innovation. The Company's most significant innovative achievement has been the development of reaction injection molded ("RIM") modular windows in the mid-1980's. This value-added product resulted from a long internal development effort and accounted for 35% of net sales in 1994. In recent years, as automotive OEMs increasingly shifted design, innovation, quality and product improvement responsibility to their suppliers, the Company increased its research, engineering and development expenditures (from $2.7 million in 1989 to $10.9 million in 1994), including the addition of an advanced design group and Company-wide computer-aided design capability. The Company has also added more sophisticated program management and complex manufacturing information systems. The Company's capabilities now include prototype and product development, specification testing and manufacturing engineering assistance. This has resulted in increased opportunities for the Company to participate earlier in the product planning process and to add value by furnishing engineering and design services and providing a broader range of parts required for vehicle assembly.

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

Strategic Alliances. In 1986, Ford entered into a supply agreement (the "Supply Agreement") with the Company. Pursuant to the Supply Agreement, Ford agreed to purchase from the Company at least 70% of the requirements by dollar volume of Ford and Ford Canada for modular framed glass parts using RIM and polyvinyl chloride ("PVC") technology, commencing with the 1990 model year. Ford's purchase obligations are contingent upon the Company being competitive as to technology, quality, service, price and delivery. The Supply Agreement, which is currently scheduled to expire at the end of the 1998 model year, has been complemented by a supply agreement between Ford and the Company dated January 31, 1994 (the "1994 Supply Agreement"), which extends through the 1998 calendar year and which provides for Ford to purchase 100% of its requirements for those parts currently supplied by the Company (including parts other than modular windows), subject to specified annual price reductions. Since 1990, the Company has and is continuing to supply at least 70% of Ford's requirements for modular framed glass, which have predominately been modular windows using RIM technology. The Company works closely with Ford during the development and production by Ford of new products utilizing parts supplied by the Company, and net sales to Ford have increased from $26.7 million in 1985 to $434.2 million in 1994.

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

Another strategic alliance links the Company with Schade KG, a modular and conventional window and door systems supplier located in Plettenberg, Germany. Pursuant to a Reciprocal Technology License and Cooperative Venture Agreement, both companies have cooperated in developing new business proposals. Schade helped the Company develop technical capabilities in PVC modular windows. The Company commenced production of PVC modular windows in 1993 and currently supplies PVC modular windows for several models. In addition, technology acquired from the Company's alliance with Schade has enabled the Company to supply door frames for General Motors' 1995 Saturn Coupe and Sedan.

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

Strategic Acquisitions. In acquisitions, the Company seeks processes, products or markets which complement the Company's existing businesses. The Company added high volume conventional window capacity to its product line as a result of a 1986 acquisition from Irvin Industries. In the mid-1980's, Ford--initially the Company's only RIM window customer--started its own subsidiary to manufacture RIM windows in Fulton, Kentucky. In 1986, the Company acquired Ford's RIM window subsidiary and manufacturing facility. In 1988, the Company acquired Nyloncraft, Inc., which manufactures injection molded thermoplastic products primarily for the automotive industry. Nyloncraft also supplies plastic components to six of the Company's manufacturing facilities. In 1990, the Company acquired the window regulator business operated by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc. The Company's technical capabilities, in particular the corporate technical center, have enabled it to redesign several products, reduce operating expenses and improve overall operations in the window regulator business.


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

                                      Year Ended December 31,
                       1992                1993                1994

                  Net                 Net                 Net
                 Sales     Percent   Sales     Percent   Sales     Percent
                                    (Amounts in thousands)
Ford           $310,579      73%   $373,116      72%   $434,189      71%
Chrysler         36,944       9      56,445      11      69,881      12
General Motors   18,973       4      20,109       4      24,637       4
Other            60,377      14      66,011      13      78,476      13
Total          $426,873     100%    515,681     100%   $607,183     100%

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

Research, Engineering and Development

The Company expended approximately $7.3 million, $9.8 million and $10.9 million on research, engineering and development during 1992, 1993 and 1994, respectively. (Amounts for 1992 and 1993 have been restated to include value engineering expenses consistent with the 1994 classification.) These increased expenditures have improved significantly the Company's capacity to provide complete engineering and design services to support its product lines. The Company also has a corporate technical center in Elkhart, Indiana for basic research and development, as well as a large engineering and design staff in the Detroit area which works closely with automotive OEMs during all phases of new product development and production.

Foreign Operations

In addition to its domestic facilities described below, the Company owns a manufacturing facility in Aurora, Ontario, Canada. The financial information concerning the Canadian operations of the Company is set forth in Notes 9, 10 and 14 to the Company's Consolidated Financial Statements included elsewhere herein. In June, 1994, the Company terminated its lease for a manufacturing facility in Juarez, Mexico and consolidated its operations in Pikeville, Tennessee.

Employees

The Company employs a total of approximately 4,100 persons, of whom approximately 19% are covered by collective bargaining agreements. The Company believes its relationship with its employees is good.

Environmental Matters

The Company believes it is in substantial compliance with federal, state, local and foreign laws regarding discharge of materials into the environment and does not anticipate any material adverse effect on its future earnings, capital expenditures or competitive position as a result of compliance with such laws.

For a discussion of potential environmental liabilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and Note 7 to the Company's Consolidated Financial Statements included elsewhere herein.

Item 2.   Properties

The Company operates 10 manufacturing facilities, all of which are in good condition. The Company manufactures framed window assemblies at its Elkhart, Jacksonville, LaGrange, Lawrenceburg, Fulton and Toledo manufacturing facilities. Injection molded thermoplastic parts are manufactured at the Bowling Green and Mishawaka facilities. Window regulator systems, latches and related components are manufactured at the Jacksonville and Pikeville facilities. Except as noted below, the Company owns all of these facilities.

                                        Approximate
                                        Building Size
Location                                (in square feet)

     Elkhart                            270,000 (1)
     Jacksonville, Florida              260,000
     LaGrange, Indiana                  140,000
     Lawrenceburg, Tennessee            150,000
     Fulton, Kentucky                    80,000 (2)
     Bowling Green, Kentucky             32,000
     Mishawaka, Indiana                 120,000 (3)
     Toledo, Ohio                        61,000 (4)
     Pikeville, Tennessee               101,900 (5)
     Aurora, Ontario, Canada            140,000
_________________________________

(1) Approximately 35,000 square feet of this facility houses the Company's executive offices and approximately 140,000 square feet of the facility are used in manufacturing.

(2) The Company leases the Fulton, Kentucky facility pursuant to a lease which expires in 1997. The Company is entitled to extend the term of the lease for five (5) additional terms of three (3) years each and may, at its option, purchase the facility at any time during the lease.

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

For further information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note 7 to the Company's Consolidated Financial Statements included elsewhere herein.

Item 4.   Submission of Matters to Vote of Security Holders

None

                Executive Officers of the Company

The names and ages of all executive officers of the Company, all positions and offices held by each of them and the period during which each such person has served in these offices and positions is set forth below:

     Name                Age  Position and Offices

James J. Lohman          53   Chairman of the Board
                              and Chief Executive Officer

James O. Futterknecht, Jr.48  President and Chief Operating Officer

Joseph A. Robinson       56   Secretary, Treasurer and Chief Financial
                              Officer

James E. Crawford        48   Vice President and Managing Director-Value
                              Management and Product Research and
                              Development

Louis R. Csokasy         47   Vice President and Managing Director-
                              Automotive Window and Door Systems

Terrance L. Lindberg     52   Vice President and Managing Director-RV,
                              Mass Transit and Heavy Truck Window and
                              Door Systems

Mr. Lohman has been the Chairman of the Board of Directors since 1985 and Chief Executive Officer since 1983. He joined the Company in 1964 and was Group Vice President from 1978 to 1981 and was President from 1981 to 1992. He has been a director of the Company since 1978.

Mr. Futterknecht joined the Company in 1970, was Vice President - Corporate Sales from 1976 until 1984, was Vice President - Automotive Products from 1984 until 1987, was Vice President - Automotive Sales and Engineering from 1987 to 1990, and was Executive Vice President from 1990 to 1992. He was elected as President and Chief Operating Officer and was appointed as a director in 1992.

Mr. Robinson joined the Company as Secretary, Treasurer and Chief Financial Officer in December 1991 and was appointed as a director in 1992. Prior to that time, he was employed by the Standard Products Co., a manufacturer of automotive parts as Vice President from 1990 to 1991 and as Vice President - Finance from 1976 to 1990.

Mr. Crawford joined the Company in 1978, was Product Engineering Manager from 1979 until 1984, was Vice President - Engineering/Research from 1984 until 1987, Vice President - Modular Operations from 1987 to 1988, Vice President - Group Operations/ Modular Products from 1988 to 1992, and Vice President - Product Development and Value Engineering from 1992 to 1995. He is currently Vice President and Managing Director - Value Management and Product Research and Development.

Mr. Csokasy joined the Company in 1972. He was General Manager - Recreational Vehicles from 1985 to 1987, Manager of Corporate Engineering from 1987 to 1990, Vice President - Engineering from 1990 to 1992, and Vice President - Engineering and Quality from 1992 to 1995. He is currently Vice President and Managing Director - Auto Window and Door Systems.

Mr. Lindberg joined the Company in 1983, was Manager of Mass Transit and Heavy Truck Products from 1984 to 1987, was Manager of Group Operations from 1987 until 1990, was Vice President - Group Operation from 1990 to 1992. Mr. Lindberg was Vice President - Specialty Products and General Manager - Nyloncraft from 1992 to 1995. He is currently Vice President and Managing Director - RV, Mass Transit and Heavy Truck Window and Door Systems.

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

                                                         Dividends
                                            Share Prices    Declared
                                          High      Low   Per Share

     Fiscal Year Ended December 31, 1993:
          1st Quarter                   $18.250   $13.875   $.06
          2nd Quarter                    19.625    15.500    .08
          3rd Quarter                    21.000    16.375    .08
          4th Quarter                    19.875    15.750    .08
     Fiscal Year Ended December 31, 1994:
          1st Quarter                    20.250    16.250    .08
          2nd Quarter                    19.250    14.875    .09
          3rd Quarter                    17.875    14.750    .09
          4th Quarter                    15.875    13.000    .11

As of March 10, 1995, there were 507 holders of record of the Common Shares.

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

Item 6.   Selected Financial Data

           SELECTED CONSOLIDATED FINANCIAL INFORMATION
        (Amounts in thousands, except per share amounts)

The following table presents selected consolidated financial data of the Company as of and for the five fiscal years ended December 31, 1994. The selected consolidated financial data have been derived from audited consolidated financial statements of the Company. Such selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein. The comparability of the results for the periods presented is significantly affected by certain events, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

Income Statement Data:
                                                  Year Ended December 31,

                                     1990      1991      1992      1993      1994
     Net sales                     $281,369  $352,268  $426,873  $515,681  $607,183
     Cost of goods sold             245,027   321,058   383,258   463,943   545,817
     Gross profit                    36,342    31,210    43,615    51,738    61,366
     Selling, administrative and
      engineering expenses           23,336    25,205    28,262    30,054    32,723
     Restructuring charge (1)         ---       ---       4,500     ---       ---
     Other income (expense), net      1,208      (216)      713     2,015     2,145
     Interest expense                 5,446     5,516     5,555     3,474     3,406
     Income before income taxes and
      cumulative effect of changes in
      accounting                      8,768       273     6,011    20,225    27,382
     Income tax provision             3,560       122     2,434     7,785    10,131
     Income before cumulative effect of
      changes in accounting           5,208       151     3,577    12,440    17,251
     Cumulative effect of adoption of
      SFAS 106 and 109                ---       ---       3,195     ---       ---
     Net income                       5,208       151       382    12,440    17,251
     Net income (loss) per share:
        Before cumulative effect of
         changes in accounting:
          Primary                       .80       .02       .47      1.23      1.60
          Fully diluted                 .80       .02       .47      1.15      1.46
        Cumulative effect of adoption
         of SFAS 106 and 109:
          Primary                     ---       ---        (.42)    ---       ---
          Fully diluted               ---       ---        (.42)    ---       ---
        Net income:
          Primary                       .80       .02       .05      1.23      1.60
          Fully diluted                 .80       .02       .05      1.15      1.46
     Cash dividends per share           .40       .24       .24       .30       .37
     Average shares outstanding       6,459     6,488     7,553    10,122    10,805

Balance Sheet Data:
                                                           December 31,

                                     1990      1991      1992      1993      1994
     Working Capital               $ 44,203    42,517    60,331    94,761    96,145
     Property, plant and equipment   50,305    48,445    42,064    49,746    62,876
     Total assets                   155,724   150,645   182,096   229,316   254,630
     Short-term debt (includes current
      portion of long-term debt)      4,247     4,025     1,561     1,553     1,358
     Long-term debt (less current
      portion)                       50,728    46,743    34,592    35,094    33,578
     Shareholders' equity            49,326    48,181    67,030   106,436   122,643
     Book value per share              7.63      7.41      7.83     10.07     11.48
     Long-term debt to total
      capitalization                    51%       49%       34%       25%       21%
____________
(1)  In 1992, the Company provided a reserve of $4,500 for restructuring costs.  See Note 14 to the
     Company's Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

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

Results of Operations

1994 Compared to 1993

Sales for the year ended December 31, 1994 totaled a record $607.2 million, an increase of $91.5 million, or 18%, over the preceding year. This increase in sales resulted from generally more favorable economic conditions in North America as total light vehicle production increased 11% and light vehicle production of Ford in North America also increased 11%. Specifically, sales of Ford Explorer, Aerostar, Ford/Nissan mini-vans, Ford F-Series trucks, Chrysler LH sedans and Dodge trucks, helped account for improved sales volume.

Gross profit totaled $61.4 million, or 10.1% of sales, as compared with $51.7 million, or 10.0% of sales for the prior year. Gross profit in dollars improved as a result of the higher marginal contribution on increased sales. Such marginal contribution was sufficient to offset the impact of price reductions in accordance with supply agreements, the effect of start-up costs on new programs and inflationary cost increases.

Selling, administrative and engineering expenses totaled $32.7 million for 1994, an increase of 9%, or $2.7 million, from 1993. 1994 expenses reflect higher costs in the engineering and development areas consisting of additional personnel, increased research and development activities and costs of support facilities. As a percent of sales, selling, administrative and engineering expenses declined to 5.4% in 1994 as compared to 5.8% in 1993.

Interest costs of $3.4 million for 1994 was similar to the $3.5 million incurred in 1993, and other income of $2.1 million in 1994 was similar to the $2.0 million in 1993. Interest income (included in other income) dropped from $1.9 million in 1993 to $1.8 million in 1994 due to switching investments from taxable to tax-free securities.

The income tax provision was 37% of pre-tax income in 1994, down from 38.5% in the preceding year. The 1994 percentage reflected the impact of certain tax credits and investing in tax-free securities.

In 1992, the Company provided an allowance of $4.5 million for restructuring costs. This charge represented estimated costs to downsize its Excel Metalcraft, Ltd. (Metalcraft) plant and relocate production of certain light truck and van windows to other manufacturing plants of the Company. Totals of $1.8 million in 1994, and $1.0 million in 1993 were incurred to relocate a portion of the production and downsize this facility.

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

Liquidity and Capital Resources

Working capital totaled $96.1 million as of December 31, 1994, and the current ratio was 2.20 to 1. Cash and marketable securities totaled $39.7 million as of December 31, 1994.

In 1994, cash flow from operations totaled $21.3 million, and a public offering of Common Shares in March 1994 raised an additional $7.0 million. Cash expenditures for capital equipment amounted to $25.5 million, and dividends totaled $4.0 million. In addition, payments of long-term debt totaled $1.7 million. Overall, cash and marketable securities decreased $6.9 million in 1994.

Long-term debt totaled $33.6 million as of December 31, 1994, or 21% of total capitalization. Included in this amount is $30 million of Convertible Notes issued in January 1990 to affiliates of CIGNA Corporation and Textron, Inc. The principal balance of each Convertible Note is convertible, at the option of the holder, into Common Shares at a current price of $13.214 per share.

Capital expenditures for 1995 are budgeted at $24.2 million. The Company's cash balances, operating cash flows and short-term lines of credit are expected to be adequate for anticipated operating requirements in 1995.

The Company entered into a 1994 Supply Agreement with Ford which requires the absorption of the effects of inflation and requires specified price reductions or productivity offsets to price reductions. The Company believes that this type of agreement is typical in the automotive supply business, and the Company's ability to maintain gross margins at or near their present levels will be dependent on its ability to substantially offset the effects of this and other such agreements through productivity improvements, cost reduction programs and implementation of value analysis/value engineering programs, which reduce part weight and system costs to the customer.

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

Inflation

The impact of inflation on operating results for the years 1994, 1993 and 1992 was not significant. Raw material costs during these periods have increased; however, use of LIFO inventory methods by the Company has minimized any impact from inflation. The majority of the Company's property, plant and equipment is of recent purchase, and depreciation charges are based on historical cost.

Item 8.   Financial Statements and Supplementary Data

Following are the consolidated financial statements of the Company and its subsidiaries, the notes thereto, and the auditors' report.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Excel Industries, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Excel Industries, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the notes to consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for postretirement health care benefits by adopting, on an immediate recognition basis, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company also changed its method of accounting for income taxes, effective January 1, 1992, by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



PRICE WATERHOUSE LLP
South Bend, Indiana
February 16, 1995

EXCEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET

(Amounts in thousands)
                                                          December 31,

                                                 1994                     1993
Assets
Current assets:
 Cash and short-term investments       $    175             $  6,767
 Marketable securities                   39,520               39,786
 Accounts receivable-trade, less
  allowances of $868 in 1994 and
  $725 in 1993                          78,420                70,653
Customer tooling to be billed           16,015                 9,161
 Inventories                            33,576                29,867
 Prepaid expenses                         8,434                6,113
    Total current assets                176,140              162,347
Property, plant and equipment:
 Land                                      945                   937
 Buildings and improvements             22,741                21,902
 Machinery and equipment                101,595               80,680
 Accumulated depreciation               (62,405)             (53,773)
                                        62,876                49,746
Goodwill, net of accumulated amortization
 of $2,703 in 1994 and $2,356 in 1993    6,703                 7,050
Deferred income taxes and other assets       8,911            10,173
                                       $254,630             $229,316

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                      $ 52,459             $ 46,983
 Accrued liabilities:
  Salaries and wages                     6,300                 5,712
  Income taxes                           3,158                 1,208
  Other                                 16,720                12,130
 Current maturities of long-term debt       1,358              1,553
    Total current liabilities           79,995                67,586
Long-term debt                          33,578                35,094
Other long-term liabilities, primarily
 employee benefits                      18,414                20,200
Commitments and contingent liabilities     --                       --
Shareholders' equity:
 Preferred shares-no par value, 1,000 shares
  authorized, none issued                  --                       --
 Common shares-no par value, 20,000 shares
  authorized; issued 10,974 and 10,575,
  respectively                          94,831                87,537
 Retained earnings                      32,854                19,615
 Unrecognized pension actuarial losses,
  net of tax                              (587)                 (716)
 Treasury shares, 290 at cost            (4,455)                  --
     Total shareholders' equity         122,643              106,436
                                       $254,630             $229,316


The accompanying notes are an integral part of this statement.

EXCEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME

(Amounts in thousands, except per share amounts)
                                                Year Ended December 31,

                                      1994             1993             1992
Net sales                          $607,183  $515,681       $426,873

Costs and expenses:
  Cost of goods sold                545,817   463,943           383,258
  Selling, administrative
   and engineering expenses          32,723    30,054            28,262
  Restructuring charge                   --       --            4,500
  Interest expense                    3,406     3,474             5,555
  Other income, net                  (2,145)   (2,015)             (713)
  Total costs and expenses          579,801   495,456         420,862

Income before income taxes and
 cumulative effect of changes
 in accounting                       27,382    20,225             6,011
Income tax provision                 10,131     7,785             2,434
Income before cumulative effect
 of changes in accounting            17,251    12,440             3,577
Cumulative effect of adoption of
 SFAS 106 and 109                        --        --           3,195

Net income                         $ 17,251  $ 12,440        $    382


Net income (loss) per share:
 Before cumulative effect of
  changes in accounting
     Primary                  $   1.60        $   1.23          $   .47
     Fully diluted                1.46            1.15           .47
 Cumulative effect of adoption of
  SFAS 106 and 109
     Primary                       --             --             (.42)
     Fully diluted                 --             --             (.42)
 Net income
     Primary                      1.60            1.23            .05
     Fully diluted                  1.46          1.15           .05

Cash dividends per share           $    .37   $    .30         $    .24


The accompanying notes are an integral part of this statement.

EXCEL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Amounts in thousands)
_____________________________________________________________________________________________________________________________
                                                                 Unrecognized
                                     Common                       Pension     Cumulative
                                     Shares    Common  Retained  Actuarial    Translation Treasury
                                   Outstanding  Shares Earnings    Losses     Adjustment   Shares    Total

Balance at December 31, 1991          6,502   $36,193  $11,891   $  (604)     $   701      $ --    $48,181

Net income                                                 382                                       382
Dividends                                               (1,927)                                    (1,927)
Share offering                        2,013    20,759                                              20,759
Share options exercised                 29        200                                                200
Shares issued under employee stock
 purchase plan                          14        130                                                130
Unrecognized pension actuarial
 losses, net of tax                                                   6                                6
Effect of exchange rate changes    __________  _______ ________  __________       (701)   _______     (701)

Balance at December 31, 1992          8,558    57,282   10,346      (598)        --          --     67,030

Net income                                              12,440                                     12,440
Dividends                                               (3,171)                                    (3,171)
Share offering                        2,000    30,019                                              30,019
Share options exercised                  8        51                                                  51
Shares issued under employee stock
 purchase plan                           9        185                                                185
Unrecognized pension actuarial
 losses, net of tax                __________ _______  ________     (118)     ___________ _______     (118)

Balance at December 31, 1993         10,575    87,537   19,615      (716)        --          --    106,436

Net income                                              17,251                                     17,251
Dividends                                               (4,012)                                    (4,012)
Share offering                          380     7,032                                               7,032
Share options exercised                  3        26                                                  26
Shares issued under employee stock
 purchase plan                          16        236                                                236
Unrecognized pension actuarial
 losses, net of tax                                                  129                             129
Treasury shares purchased              (290)  _______  ________  __________   ___________    (4,455)   (4,455)

Balance at December 31, 1994         10,684   $94,831  $32,854   $  (587)     $  --        $(4,455) $122,643
                                   =========  =======  ========  ==========   ===========   ======== =========

The accompanying notes are an integral part of this statement.

EXCEL INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)
                                                       Year Ended December 31,

                                                      1994      1993      1992
Cash flows from operating activities:
   Net income                                      $ 17,251  $ 12,440  $    382
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                  11,931    10,145    10,082
      Deferred income taxes                            (546)      548    (3,837)
      Cumulative effect of changes in accounting         --        --     3,195
      Other                                           2,170     3,443     2,661
      Changes in current assets and liabilities
         Accounts receivable and prepaid expenses    (8,561)  (13,418)  (17,169)
         Inventories and customer tooling           (10,563)   (6,395)    6,774
         Accounts payable and accrued liabilities     9,604     3,454    19,067

         Total adjustments                            4,035    (2,223)   20,773

         Net cash provided by operating activities   21,286    10,217    21,155

Cash flows from investing activities:
   Purchase of property, plant and equipment        (25,491)  (18,104)   (4,687)
   Investment in marketable securities, net             266   (39,786)       --
   Other                                                231    (  648)      461

        Net cash used for investing activities      (24,994)  (58,538)   (4,226)

Cash flows from financing activities:
   Issuance of common shares                          7,294    30,255    21,089
   Payments of long-term debt                        (1,711)   (2,001)  (14,615)
   Dividends                                         (4,012)   (3,171)   (1,927)
   Purchase of treasury shares                       (4,455)       --        --
   Issuance of long-term debt                            --     2,495        --

        Net cash provided by (used for) financing
         activities                                 (2,884)   27,578     4,547

Net change in cash and short-term investments        (6,592)  (20,743)   21,476
Cash and short-term investments at beginning of
 period                                               6,767    27,510     6,034

Cash and short-term investments at end of period   $    175  $  6,767  $ 27,510

Supplemental disclosures of cash flow information

Cash paid during the year for:
   Interest                                        $  3,433  $  3,308  $  6,081
   Income taxes, net of refunds                       9,138     7,996     6,602

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

 2.  SIGNIFICANT ACCOUNTING PRINCIPLES

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions, profits and balances are eliminated.

     Net income per share

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. Shares used to compute primary net income per share were 10,805,000 for 1994, 10,122,000 for 1993, and 7,553,000 for 1992.

     Fully diluted earnings per share assumes, when dilutive, the conversion of the 10% convertible subordinated notes which were issued on January 2, 1990.

     Short-term investments and marketable securities

     Short-term investments amounting to $121,000 at December 31, 1994 and $5,771,000 at December 31, 1993 consist of investments generally in money market funds.

     Marketable securities represent investments with maturities generally longer than 90 days which are classified as "available for sale" securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All securities mature prior to December 1995. Marketable securities are carried at cost which approximates fair value and consist of the following:

                                                  December 31,
                                             1994              1993
                                                 (000 Omitted)
          Government securities            $18,917           $17,011
          Tax-free municipal securities     17,403            12,773
          Municipal fund par value
           preferred shares                  3,200            10,002
                                           $39,520           $39,786

     Other income includes interest income of $1,812,000 in 1994, $1,916,000 in 1993, and $1,010,000 in 1992.

     Inventories

     Substantially all inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method.

     Customer tooling to be billed

     Customer tooling to be billed represents costs incurred by the Company on behalf of the customer and is generally covered by purchase orders and recoverable during the next twelve months.

     Properties

     Plant and equipment are carried at cost and include expenditures for new facilities and those which substantially increase the useful lives of existing plant and equipment. Expenditures for repairs and maintenance are expensed as incurred.

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

     Fair Value of Financial Instruments

     The Company estimates the fair value of all financial instruments where the face value differs from the fair value, primarily long-term debt, based upon quoted amounts or the current rates available for similar financial instruments. If fair value accounting had been used at December 31, 1994, instead of the historic basis accounting used in the financial statements, long-term debt would exceed the reported level by approximately $1.5 million.

     Income taxes

     Deferred income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 109, "Accounting for Income Taxes".

 3.  RESEARCH, ENGINEERING AND DEVELOPMENT

     Research, engineering and development expenditures charged to operations approximated $10,916,000 in 1994, $9,844,000 in 1993, and $7,298,000 in 1992. Amounts for 1993 and 1992 have been reclassified to include value engineering expenses consistent with the 1994 classification.

 4.  INVENTORIES

     Inventories consist of the following:
                                                  December 31,
                                             1994             1993
                                                 (000 Omitted)
     Raw materials                        $21,301          $17,948
     Work in process and finished goods    13,037           12,378
     LIFO reserve                            (762)            (459)
                                          $33,576          $29,867

     Inventories not on LIFO were $819,000 at December 31, 1994 and $1,759,000 at December 31, 1993.

 5.  PENSION AND OTHER EMPLOYEE BENEFIT PLANS

     Pension and profit sharing plans

     The Company and its subsidiaries provide retirement benefits to substantially all employees through various pension, savings and profit sharing plans. Defined benefit plans provide pension benefits that are based on the employee's final average salary for salaried employees and stated amounts for each year of credited service for hourly employees. Contributions and costs for the Company's various other benefit plans are generally determined based on the employee's annual salary. Total expense relating to the Company's various retirement plans aggregated $3,291,000 in 1994, $2,199,000 in 1993, and $2,102,000
     in 1992.

     Components of net pension expense for all defined benefit pension plans are as follows:
                                       Year Ended December 31,
                                    1994        1993        1992
                                          (000 Omitted)
     Service cost                  $1,622      $1,319      $1,312
     Interest cost                  1,457       1,344       1,245
     Actual return on assets          133        (617)     (1,242)
     Net amortization and deferral (1,396)       (582)        190

     Net defined benefit pension
      expense                      $1,816      $1,464      $1,505

     The funded status of defined benefit pension plans is as follows:

                                            December 31,
                                        1994            1993
                                           (000 Omitted)
     Plan assets at fair value         $16,475         $15,844
     Projected benefit obligations      20,068          20,421
                                        (3,593)         (4,577)
     Unrecognized costs                  1,080           1,862

     Net accrued pension costs         $(2,513)        $(2,715)
     Actuarial present value of:
        Vested benefit obligations     $15,764         $15,644


     Accumulated benefit obligations    $16,623         $16,655

     Major assumptions:
        Discount rate                        8%             7.5%
        Rate of increase in compensation     5%               5%
        Expected rate of return on plan assets8%               8%

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

     In 1992, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the Accumulated Postretirement Benefit Obligation (APBO) as of January 1, 1992 in the amount of $6,447,000 (approximately $4,000,000 after tax or 61 cents per share).

     The Company plans to continue the policy of funding these benefits on a pay-as-you-go basis. The components of net periodic postretirement benefit cost are as follows:

                                        Year Ended December 31,

                                         1994    1993    1992
                                             (000 Omitted)
     Service costs, benefits attributed to
      employee service during the year $ 909 $ 821 $ 750 Interest cost on accumulated
      postretirement benefit obligation        599     578     510
     Amortization of deferrals                 (15)     --      --

     Net periodic postretirement benefit
      cost                                  $1,493  $1,399  $1,260

     Summary information on the Company's plan is as follows:

                                                     December 31,
                                                1994            1993
                                                    (000 Omitted)
     Accumulated postretirement
      benefit obligation:
         Retirees                              $ 1,171          $1,504
         Retirement-eligible actives               753             968
         Other active participants               5,089           6,077
     Accumulated postretirement
      benefit obligation:                        7,013           8,549
     Unrecognized prior service costs            1,048              --
     Unrecognized net gain                       2,286             407
     Accrued postretirement
      benefit costs                            $10,347          $8,956

     The discount rate used in determining the APBO was 8.25% in 1994 and 7.75% in 1993. The 1994 assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.75% declining by .5% per year to a rate of 6%. In 1993, the rate was 10.25% declining by 1% per year to a rate of 6.25%. An increase of 1% in health care cost trend rate would increase the accrued postretirement benefit cost at December 31, 1994 by $1,551,000 and the 1994 annual expense by $412,000.

 6.  LONG-TERM DEBT

     Following is a summary of long-term debt of the Company:

                                             December 31,
                                         1994              1993
                                             (000 Omitted)
     10% Convertible subordinated notes     $30,000           $30,000
     Industrial Revenue Bonds                 3,961             5,383
     Capital lease obligations                  975             1,264
                                             34,936            36,647
     Current maturities                      (1,358)           (1,553)

                                            $33,578           $35,094

     The convertible notes are due on December 1, 2000 and require aggregate prepayments of $8,000,000 in 1996, $7,000,000 in 1997,
     $6,000,000 in 1998, $5,000,000 in 1999 and $4,000,000 in 2000.
     The holders of the notes have the option to convert their notes at any time into common shares of the Company at a current conversion price of $13.214 per share. The Notes are subject to prepayment at the option of the Company if the market value of the Company's common shares equals or exceeds 150% of the conversion price for a specified period. The note agreements provide for maintaining a current ratio of 1.5 to 1, restrict the amount of additional borrowings and limit the amount of dividends that can be paid. Currently the Company has available for payment of dividends $32,854,000 of retained earnings.

     The Company has entered into an interest rate swap agreement which effectively converts the interest rate on $25 million of convertible notes from a fixed rate of 10% to a variable rate equal to the LIBOR rate plus 2.67%. At December 31, 1994 the variable interest rate under this swap agreement totaled 8.86%. This swap agreement expires in February, 1997. The Company estimates the fair value of this agreement to be insignificant.

     The Industrial Revenue Bonds bear interest at rates of interest tied to short-term Treasury rates. Certain plant and equipment purchased with the proceeds of the bonds collateralize these obligations.

     During 1992, the Company prepaid the balance owing on its guaranteed senior notes and was subject to a prepayment premium of approximately $1.3 million. Such amount is included in the accompanying income statement in 1992 in interest expense.

     The Company had available unused lines of credit of approximately $5,000,000 at December 31, 1994.

     Long-term debt maturities are $1,358,000 in 1995, $9,557,000 in 1996, $8,072,000 in 1997, $6,580,000 in 1998, $5,369,000 in 1999
     and $4,000,000 in 2000.

 7.  CONTINGENCIES

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

     There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at December 31, 1994 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

 8.  LEASES

     The Company leases certain of its manufacturing facilities, sales offices, transportation and other equipment. Total rental expense was approximately $2,502,000 in 1994, $3,416,000 in 1993, and $2,998,000 in 1992. Future minimum lease payments under noncancellable operating leases are $1,284,000 in 1995, $1,083,000 in 1996, $845,000 in 1997, $210,000 in 1998 and
     $29,000 in 1999.

 9.  INCOME TAXES

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

     Pre-tax income (loss) reported by U.S. and foreign subsidiaries was as follows:

                                   Year Ended December 31,
                                 1994          1993       1992
                                          (000 Omitted)
     United States                  $25,517       $17,933     $8,688
     Foreign                          1,865         2,292     (2,677)
                                    $27,382       $20,225     $6,011

     The provision (benefit) for income taxes is summarized below:

                                      Year Ended December 31,
                                  1994          1993        1992
                                         (000 Omitted)
     Current:
        U.S. federal                $ 8,713        $6,049      $5,007
        Foreign                         484           465          38
        State                         1,480           645       1,226
                                     10,677         7,159       6,271

     Deferred:
        U.S. federal                   (947)         (317)     (1,922)
        Foreign                         132           941      (1,256)
        State                           269             2        (659)
                                       (546)          626      (3,837)
                                    $10,131        $7,785      $2,434

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At December 31, 1994, current deferred income tax assets of $4,412,000 are classified as prepaid expenses, long-term U.S. deferred income tax assets of $4,728,000 are classified as other assets, and $299,000 of long-term foreign deferred income tax liabilities are classified as other long-term liabilities.

     Deferred income taxes are comprised of the following at December 31:

                                        1994              1993
                                             (000 Omitted)
     Gross deferred tax liabilities
        Property, plant and equipment       $ 2,079            $2,257
        Inventories                             170               436
        Other                                   585               680
                                              2,834             3,373

     Gross deferred tax assets
        Pension and postretirement
         benefit obligations                  6,789             6,296
        Restructuring reserve                   687             1,103
        Other accrued liabilities             3,895             3,708
        Loss carryforwards                      304               619
                                             11,675            11,726

     Net deferred tax assets                $ 8,841           $ 8,353

     The provision for income taxes computed by applying the Federal statutory rate to income before income taxes is reconciled to the recorded provision as follows:

                                       Year Ended December 31,
                                     1994         1993      1992
                                            (000 Omitted)
     Tax at United States
      statutory rate                   $ 9,584       $7,079    $2,044
     State income taxes, net of
      federal benefit                    1,137          421       374
     Canadian rate differential on
      income (losses)                      170          344      (134)
     Research and development tax
      credits                             (250)        (250)       --
     Non-taxable interest income          (393)        (188)      (70)
     Other                                (117)         379       220

                                       $10,131       $7,785    $2,434

     Provision has been made for U.S. and Canadian taxes on undistributed earnings of the Company's Canadian subsidiary.

     The Company possesses approximately $6,501,000 of U.S. state income tax loss carryforwards. U.S. state loss carryforwards expire to the extent of $1,691,000 in 2006, and $4,810,000 in 2007.

10.  SEGMENT INFORMATION AND MAJOR CUSTOMERS

     The Company operates in predominately one industry segment: the design, engineering and manufacture of certain components sold to manufacturers in the ground transportation industry.

     The Company, through its subsidiaries, operates primarily in two countries: the United States and Canada. The Company's Canadian subsidiary had net sales of $20,494,000 in 1994, $36,074,000 in 1993, and $29,421,000 in 1992. Total assets of the Canadian subsidiary were approximately $7,368,000 and $9,416,000 at December 31, 1994 and 1993, respectively. Intercompany sales were insignificant.

     Sales to three major customers, Ford Motor Company, Chrysler Corporation, and General Motors Corporation, were approximately 71%, 12%, and 4%, respectively, of the Company's net sales in 1994 as compared to 72%, 11% and 4% in 1993 and 73%, 9% and 4% in 1992. Accounts receivable from Ford Motor Company, Chrysler Corporation, and General Motors Corporation approximated 88% of trade accounts receivable at December 31, 1994 and 89% at December 31, 1993. Sales to customers outside of the United States and Canada were not significant.

11.  COMMON SHARES

     On May 5, 1994, the shareholders approved a new 1994 Stock Compensation Plan (the "Plan"). The Plan reserves 500,000 common shares for issuance to officers, other key employees and non-employee directors. The Plan provides that options may be granted at not less than fair market value and if not exercised, expire ten years from the date of grant. Generally, the options become exercisable at the rate of 25% per year commencing one year from the date of grant.

     In addition, the Company has outstanding under a 1984 Plan, incentive stock options for 15,750 shares at an average exercise price of $6.364. The 1984 Plan expired and no further options may be granted under it.

     The following table sets forth stock option activity for 1994.

                                                     Range of
                                        Shares        Prices
          Stock options outstanding
           at December 31, 1993         19,250    $ 5.227-$7.614
          Options granted               279,000    16.125-18.125
          Options exercised             (3,500)        7.614
          Options canceled               (3,000)      18.125
          Stock options outstanding
           at December 31, 1994         291,750   $ 5.227-18.125

     The Company has an employee stock purchase plan and has reserved 337,793 common shares for this purpose. The plan allows eligible employees to authorize payroll withholdings which are used to purchase common shares from the Company at ninety percent (90%) of the closing price of the common shares on the date of purchase. Through December 31, 1994, 112,207 shares had been issued under the plan.

     The Company has reserved 2,270,319 common shares for possible future issuance in connection with its $30,000,000 convertible notes issued on January 2, 1990.

12.  RELATED PARTY TRANSACTIONS

     On March 24, 1994, Ford Motor Company (Ford) and Ford Motor Company Fund disposed of their combined 24% ownership in the Company through a secondary public offering. Ford owned 24% of the Company's common shares at December 31, 1993 and 30% at December 31, 1992. Significant related party transactions are as follows:

                                  Year Ended December 31,
                                     1993      1992
                                       (000 Omitted)
          Product sales            $373,000  $311,000
          Product purchases         124,000    77,000

                                  December 31,
                                     1993
                                 (000 Omitted)
          Accounts receivable      $ 47,168
          Accounts payable            9,700

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth in summary form the quarterly results of operations for the years ended December 31, 1994 and 1993.
                            (Amounts in thousands except per share amounts)
                                             1994
                           -------------------------------------------------

                              First       Second          Third       Fourth
                             Quarter      Quarter        Quarter      Quarter
     Net sales             $151,972     $161,722       $144,060     $149,429
     Gross profit            16,497       17,289         12,756       14,824
     Net income               5,138        5,426          2,844        3,843
     Net income per share
        Primary            $    .48     $    .50       $    .26     $    .36
        Fully diluted           .44          .45            .25          .33
                          ========     ========       ========     ========

                                             1993
                           -------------------------------------------------

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
                    ========       ========      ========    ========

14.  RESTRUCTURING CHARGE

     In the fourth quarter of 1992, the Company provided an allowance of $4,500,000 for restructuring costs. The charge reduced net income by $2,900,000 or $.34 per share. This charge represented estimated costs to downsize Excel Metalcraft Ltd., located in Aurora, Ontario, Canada and relocate production of certain light truck and van windows from Aurora to the Company's other manufacturing plants. Total costs of $1,775,000 and $1,010,000 were incurred in 1994 and 1993 for transferring production and downsizing.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                            PART III

     Item 10.  Directors and Executive Officers of the Registrant

     The information set forth under the caption "ELECTION OF DIRECTORS" in the Company's proxy statement for the 1995 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement has previously been filed with the Securities and Exchange Commission.

     Item 11.  Executive Compensation

     The information set forth under the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider
     Participation," "Compensation of Executive Officers," "Summary Compensation Table," "Options," "Pension Plan," and "Deferred Compensation Plans" in the Proxy Statement is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management

     The information set forth under the captions "Outstanding Shares," "Principal Shareholders," and "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions

     The information set forth under the captions "Board Meetings and Committees" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                             PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K

     (a) (1)   Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report.

     Report of Independent Accountants
     Consolidated Balance Sheet - December 31, 1994 and 1993
     Consolidated Statement of Income - Years ended December 31, 1994, 1993 and 1992
     Consolidated Statement of Shareholders' Equity - Years ended
      December 31, 1994, 1993 and 1992
     Consolidated Statement of Cash Flows - Years ended December 31, 1994,
      1993 and 1992
     Notes to Consolidated Financial Statements

     (a) (2)   Financial Statement Schedules

     The following financial statement schedules are included with this report:

     Report of Independent Accountants on Financial Statement Schedules
     II   -    Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (a) (3)   Exhibits

     The list of exhibits contained in the Exhibit Index immediately following the signature page of this Form 10-K is incorporated herein by reference.

     (b)       Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXCEL INDUSTRIES, INC.

March 22, 1995                     By:  /s/ James J. Lohman
                                            James J. Lohman
                                       Chairman of the Board and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 22, 1995                      /s/ James J. Lohman
                                   James J. Lohman
                                   Chairman of the Board and
                                   Chief Executive Officer

March 22, 1995                      /s/ Joseph A. Robinson
                                   Joseph A. Robinson
                                   Secretary-Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

March 22, 1995                      /s/ James O. Futterknecht, Jr.
                                   James O. Futterknecht, Jr.
                                   Director

March 22, 1995                      /s/ John G. Keane
                                    John G. Keane, Director

March 22, 1995                      /s/ Richard A. Place
                                    Richard A. Place, Director

March 22, 1995                      /s/ James K. Sommer
                                    James K. Sommer, Director

March 22, 1995                      /s/ Ralph R. Whitney
                                    Ralph R. Whitney, Jr., Director

                REPORT OF INDEPENDENT ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Excel Industries, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 16, 1995 appearing on page 23 of the 1994 Annual Report to Shareholders of Excel Industries, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
South Bend, Indiana
February 16, 1995

                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                                           SCHEDULE II

                               Balance at     Additions                     Balance at
                               beginning      charged to                      end of
     Classification            of period       expense       Deductions*      period
Year ended December 31, 1992:

Allowance for uncollectible
 accounts receivable            $738,000       $200,000      $(213,000)      $725,000



Year ended December 31, 1993:

Allowance for uncollectible
 accounts receivable            $725,000       $167,000      $(167,000)      $725,000



Year ended December 31, 1994:

Allowance for uncollectible
 accounts receivable            $725,000       $151,000      $(  8,000)      $868,000




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

(3.2)     Amendment to the Code of By-Laws effective
          August 18, 1994.....

(3.3)     Amendment to the Code of By-Laws effective
          October 20, 1994.....

(3.4)     Amendment to the Code of By-Laws effective
          December 15, 1994.....

(3.5)     The Code of By-Laws of the Company as
          amended effective March 15, 1995.....

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

(10.5)    Commercial Lease and Option to Purchase
          dated February 5, 1988, between the Company and P-F-P Partnership, an Indiana general partnership (for the Mishawaka facility) was filed as Exhibit 10.16 to the Company's
          Annual Report on Form 10-K filed on
          March 24, 1988, and is incorporated herein by reference

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

(10.11)*  Excel Industries, Inc. and Subsidiaries
          Incentive Compensation Plan was filed on
          Exhibit 10.14 to the Company's Annual
          Report on Form 10-K filed March 26, 1993, and is incorporated herein by reference

(10.12)   Lease Extension Agreement dated September
          17, 1992 between the Company and Willis Day
          Properties, Inc. (for the Toledo facility) was filed on Exhibit 10.15 to the Company's
          Annual Report on Form 10-K filed March 26,
          1993, and is incorporated herein by
          reference

(10.13)   Purchase Agreement between the Company and
          Ford Motor Company dated January 31,
          1994 was filed on Exhibit 10.13 to the
          Company's Annual Report on Form 10-K filed
          March 29, 1994, and is incorporated herein by reference

(11)      Not Applicable

(12)      Not Applicable

(13)      Not Applicable

(16)      Not Applicable

(21)      List of the Company's subsidiaries.....

(22)      Not Applicable

(23)      Consent of Independent Accountants.....

(24)      Not Applicable

(27)      Financial Data Schedule.....

(28)      Not Applicable



* Management contract or compensation plan or arrangement.

                                             EXHIBIT 3.2


               CERTIFICATE OF SECRETARY
                          OF
                EXCEL INDUSTRIES, INC.

     I, Joseph A. Robinson, certify that I am the duly
elected Secretary of Excel Industries, Inc. a
corporation organized and existing under the laws of
the State of Indiana (hereinafter the "Corporation"),
and that the following is a true and correct copy of
certain resolutions duly adopted by the Board of
Directors in accordance with law and the Code of By-
Laws of the Corporation on August 18, 1994, and that
such resolutions have not been rescinded or modified:
     RESOLVED,      That the Code of By-laws of the
                    Corporation is amended by adding a
                    new Section 3 to Article IX thereof
                    to read as follows:

                    "Section 3.  No person shall be
                    eligible to be elected or re-
                    elected as a director, or to fill a
                    vacancy on the Board of Directors,
                    who at the time of such election or
                    appointment shall have attained the
                    age of seventy (70) years."

Dated this  18th  day of August, 1994.



                    /s/ Joseph A. Robinson
                    Joseph A. Robinson
                    Secretary

                                   EXHIBIT 3.3


               CERTIFICATE OF SECRETARY
                          OF
                EXCEL INDUSTRIES, INC.

     I, Joseph A. Robinson, certify that I am the duly
elected Secretary of Excel Industries, Inc. a
corporation organized and existing under the laws of
the State of Indiana (hereinafter the "Corporation"),
and that the following is a true and correct copy of
certain resolutions duly adopted by the Board of
Directors in accordance with law and the Code of By-
Laws of the Corporation on October 20, 1994, and that
such resolutions have not been rescinded or modified:
     RESOLVED,      That the Code of By-laws of the
                    Corporation is amended as follows:
                    (i) Section 12 of Article VIII is
                    deleted in its entirety, and
                    Section 13 therein is renumbered as
                    Section 12, and (ii) Section 2 of
                    Article XI is deleted in its
                    entirety and the reference to
                    Section I therein is consequently
                    deleted.

Dated this  20th  day of October, 1994.



                    /s/ Joseph A. Robinson
                    Joseph A. Robinson
                    Secretary

                                   EXHIBIT 3.4


               CERTIFICATE OF SECRETARY
                          OF
                EXCEL INDUSTRIES, INC.

     I, Joseph A. Robinson, certify that I am the duly
elected Secretary of Excel Industries, Inc. a
corporation organized and existing under the laws of
the State of Indiana (hereinafter the "Corporation"),
and that the following is a true and correct copy of
certain resolutions duly adopted by the Board of
Directors in accordance with law and the Code of By-
Laws of the Corporation on December 15, 1994, and that
such resolutions have not been rescinded or modified:
     RESOLVED,      That Article XIV of the Code of
                    Bylaws is amended to read as
                    follows:

                    "The fiscal year of this
                    corporation shall be the calendar
                    year consisting of 52/53 weeks with
                    the year ending on the weekend
                    closest to December 31."

Dated this  15th  day of December, 1994.



                    /s/ Joseph A. Robinson
                    Joseph A. Robinson
                    Secretary

                                                  EXHIBIT 3.5


                        CODE OF BY-LAWS

                              OF

                    EXCEL INDUSTRIES, INC.
                      (the "Corporation")

                           ARTICLE I

                           Officers

     Section 1. The officers of the Corporation shall consist of a Chairman of the Board, the President, one or more Vice Presidents, the Secretary, the Treasurer, and such assistant officers as the Board of Directors shall from time to time designate and elect.

     Section 2. Any two offices may be held by the same person. The officers of the Corporation shall be elected by the Board of Directors at such time and in such manner and for such terms as the Board of Directors may prescribe. No officer, other than the Chairman of the Board, need be a Director of this Corporation.

                          ARTICLE II

              Chairman of the Board of Directors

     The Board of Directors shall choose from among its members a Chairman of the Board who shall also serve as the Chief Executive Officer of the Corporation. The Chairman of the Board of Directors shall preside at all meetings of the shareholders and directors. He shall perform all duties incident to the office of the Chief Executive Officer and shall perform any additional duties as from time to time may be assigned to him by the Board of Directors.

                          ARTICLE III

                 President and Vice President

     Section 1. The President shall be the Chief Operating Officer of the Corporation and shall have management responsibility for the operation of the Corporation. It shall be his duty to preside at all meetings of the shareholders in the absence of the Chairman of the Board of Directors and to perform such other duties and render such other services for and in behalf of the Corporation as may be assigned to him by the Chairman of the Board.

     Section 2. Each Vice President shall have such powers and perform such duties as the Board of Directors may prescribe or as the Chairman of the Board or the President may delegate to him. At the request of the Chairman of the Board or the President, any Vice President may temporarily act in the Place of the President and may perform all of the duties of the Presidency in his absence or during his disability.

                          ARTICLE IV

                           Secretary

     Section 1. The Secretary shall prepare or cause to be prepared the minutes of the meetings of the shareholders and of the Board of Directors. He shall see that all notices are duly given in accordance with the provisions of the Code of By-Laws and as required by law. The Secretary shall be custodian and responsible for the authentication of the records and, in general, shall perform all duties incident to the Office of Secretary. He shall have such other powers and perform such other duties as this Code of By-Laws provides or as may, from time to time, be assigned by the Board of Directors.

     Section 2. The Secretary shall procure all of the stock certificates, stock books, stock transfer books, and other similar records.

     Section 3. The Secretary shall have the custody of and affix the corporate seal whenever the same is required to be affixed and shall perform such other duties and render such other services as may be assigned to him from time to time by the Board of Directors.

                           ARTICLE V

                           Treasurer

     Section 1. The Treasurer shall be the Chief Financial Officer of the Corporation. He shall procure and have custody of the financial records of the Corporation and shall receive and have custody of and safely keep all of the cash and securities of the Corporation. He shall keep an accurate record of all receipts and disbursements in books and records belonging to the Corporation; shall deposit all moneys and securities in the name and to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may designate from time to time as the depositories of the Corporation; shall disburse the funds of the Corporation as ordered by the Board of Directors; shall render an account of all of his transactions as such Treasurer and of the financial condition of the Corporation whenever required by the Board of Directors; and, in general, shall perform all the duties incident to the office of Treasurer.

     Section 2. The Treasurer shall perform such other duties and render such other services as may be assigned to him from time to time by the Board of Directors.

                          ARTICLE VI

                 Additional Duties of Officers

     In addition to the duties imposed upon the several officers of the Corporation, they shall have the powers and perform the duties usually had and possessed by the respective officers of a like corporation. Assistant officers shall have such powers and duties as the officers whom they are elected to assist shall specify and delegate to them and such other powers and duties as these By-Laws or the Board of Directors may prescribe.

                          ARTICLE VII

                 Duties of Officers Delegated

     In case of the absence or disability of any officer of the Corporation, the Board of Directors may delegate the powers and duties of any such officer of the Corporation for such period of time as the Board of Directors may determine.

                         ARTICLE VIII

                   Meetings of Shareholders

     Section 1.  All meetings of the shareholders of the
Corporation shall be held at such place within or without the State of Indiana as may be specified in the notice of the meeting.

     Section 2. The annual meeting of the shareholders of the Corporation shall be held on the third Thursday of April of each and every year. Failure to hold the meeting at the designated time shall not work any forfeiture or a dissolution of the Corporation or affect the validity of any corporate action.

     Section 3. A complete list of the shareholders entitled to vote at any shareholders' meeting, arranged in alphabetical order and containing the address and number of shares of stock so held by each shareholder who is entitled to vote at said meeting, shall be prepared by the Secretary and shall be open to the examination of any shareholder at the office of the Corporation at the time of the meeting and for five days prior thereto.

     Section 4. At all shareholders' meetings, a quorum shall consist of a majority of all of the shares of the stock outstanding and entitled by the Articles of Incorporation to vote on the business to be transacted at said meeting, but a meeting composed of less than a quorum may adjourn the meeting from day to day thereafter or until some future time.

     Section 5. At the annual meeting of the shareholders, there shall be elected by plurality vote a Board of Directors who shall hold office until the next annual meeting of shareholders and until their successors have been elected and have qualified.

     Section 6. Except as otherwise provided by law or by the provisions of the Articles of Incorporation, each outstanding share of Common Stock is entitled to one vote on each matter voted on at a shareholders' meeting.

     Section 7. A shareholder may vote, either in person or by proxy executed in writing by the shareholder or a duly authorized attorney-in-fact. No proxy shall be valid after eleven (11) months, unless a shorter or longer time is expressly provided in the appointment form.

     Section 8. Special meetings of the shareholders of the Corporation may be called by the Chairman of the Board, the President, by the Board of Directors, or by shareholders holding not less than one-fourth (1/4) of all shares of stock outstanding and entitled, by the Articles of Incorporation, to vote on the business to be transacted at said special meeting, and shall be called by the Chairman of the Board, the President or a Vice President at the request of a majority of the Board of Directors.

     Whenever a special meeting of the shareholders shall be called, the call shall be delivered to the Secretary who shall issue the notice of said special meeting which is required to be given.

     Section 9. Written notice of each meeting of shareholders shall be given by the Secretary, to each shareholder of record who is entitled to vote at said meeting, at least ten days prior to the time fixed for the holding of said meeting, which said notice shall state the place, day and hour and the purpose for which said meeting is called, and said notice shall be addressed to the last known place of residence of each shareholder, as shown on the records of the Corporation; the ten days shall be computed from the date upon which said notice is deposited in the mails.

     Section 10. Notice of any shareholders' meeting may be waived in writing by any shareholder if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called and the time and place thereof.

     Section 11. No shares of stock shall be voted at any annual or special meeting of shareholders upon which any installment is due and unpaid or which are owned by the Corporation.

     Section 12. Chapter 42 of the Indiana Business Corporation Law (IND. CODE Sec. 23-1-42) shall not apply to any control share acquisitions as defined in IND. CODE Sec. 23-1-42-2 by CIGNA Mezzanine Partners II, L.P., Connecticut General Life Insurance Company, Life Insurance Company of North America, The Paul Revere Life Insurance Company, The Paul Revere Protective Life Insurance Company, Rhode Island Hospital Investment Trust Fund B and Balboa Insurance Company and their respective nominees, affiliates, successors and assigns as a result of the sale and issuance by the Corporation of certain 10% Convertible Subordinated Notes due December 1, 2000 in the aggregate principal amount of $30,000,000 (the "Notes") and any issuance of shares of the common stock of the Corporation upon any subsequent conversion of the Notes.

                          ARTICLE IX

                           DIRECTORS

     Section 1. The property and business affairs of the Corporation shall be managed and controlled by a Board of Directors, none of whom need be a shareholder of the Corporation. The Board of Directors shall consist of a minimum of six and a maximum of eight members, the actual number of directors to be fixed from time to time by resolution of the Board of Directors. The members of the Board of Directors shall be elected at the annual meeting of the shareholders, shall hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified. In case of the failure to hold the annual meeting on the date fixed herein for the same to be held, the Directors shall hold over until the next meeting of the shareholders for the purpose of electing Directors.

     Section 2. Vacancies in the Board of Directors, caused by resignation, death or other incapacity or by increase in the number of Directors, shall be filled for the unexpired term by a majority vote of the remaining members of the Board of Directors.

     Section 3. No person shall be eligible to be elected or re-elected as a director, or to fill a vacancy on the Board of Directors, who at the time of such election or appointment shall have attained the age of seventy (70) years.

                           ARTICLE X

                     Meeting of Directors

     Section 1. Immediately following the annual meeting of the shareholders, the annual meeting of the Board of Directors shall be held, without notice, at the place at which the annual meeting of the shareholders is held.

     Section 2. Special meeting of the Board of Directors may be called by the Chairman of the Board of Directors, by the President, or by any two members of the Board of Directors, at any place within or without the State of Indiana, upon twenty-four hours' notice, specifying the date, time and place of the meeting, given to each director, either personally, by mailing, or by telegram.

     Section 3. A majority of the whole Board of Directors shall constitute a quorum for the transaction of any business except the filling of vacancies, but a smaller number may adjourn from time to time until a future date or until a quorum is secured.

     For the purpose only of filling a vacancy or vacancies in the Board of Directors, a quorum shall consist of a majority of the whole Board of Directors, less the vacancy or the vacancies therein.

     The act of a majority of the Directors present at a meeting duly called at which a quorum is present shall be the act of the Board of Directors.

     Section 4. Notice of any special meeting of the Board of Directors may be waived in writing by any Director, before or after the date and time stated in the notice, if the waiver is signed by the Director and filed with the Corporation's minutes or records. In addition, a Director's attendance at or participation in a meeting waives any required notice of the meeting unless the Director at the beginning of the meeting (or promptly upon his arrival) objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

     Section 5. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if a written consent to such action is signed by all members of the Board of Directors or such committee, as the case may be, and such written consent is filed with the minutes of the proceedings of the Board of Directors.

                          ARTICLE XI

                      Powers of Directors

     The Board of Directors shall have all such powers as may be exercised by the Corporation, subject to the provisions of the statutes of the State of Indiana, the Articles of Incorporation and these By-Laws, and subject to such further regulations as may be, from time to time, made by the shareholders.

                          ARTICLE XII

                   Compensation of Directors
                   and Members of Committees

     The members of the Board of Directors and members of committees of the Corporation, who are not salaried employees of the Corporation, shall receive such compensation for their services to be rendered for and in behalf of the Corporation as may, from time to time, be fixed by the Board of Directors, and the compensation so fixed shall continue to be payable until the Board of Directors shall have thereafter fixed a different compensation, which it may do at any regular or special meeting.

                         ARTICLE XIII

                            Shares

     Section 1. The shares of stock of the Corporation shall be represented by certificates signed by the Chairman of the Board or the President and the Secretary or an Assistant Secretary of the Corporation and may be sealed with a seal of the Corporation or a facsimile thereof. The signatures of the officers upon a certificate may be facsimiles if the certificate is countersigned by a Transfer Agent or registered by a Registrar other than the Corporation itself or an employee of the Corporation. In the event any officer who has signed or whose facsimile signature has been placed upon a certificate shall cease to be such officer before the certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the time of the issue of such certificate.

     Section 2. The Board of Directors may, at its discretion, appoint a Transfer Agent and a Registrar for the shares of common stock of the Corporation. The Transfer Agent shall be in charge of the issue, transfer, and cancellation of shares of stock and shall countersign all stock certificates; and, in the event the Transfer Agent and Registrar shall be the same, then such stock certificates shall be countersigned by it as Transfer Agent and Registrar. The Transfer Agent shall maintain stock transfer books which shall include a record of the shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each; shall prepare voting lists for meetings of shareholders; shall produce and keep open these lists at the meetings, and shall perform such other duties as may be delegated by the Board of Directors. The Registrar shall be in charge of preventing the overissue of shares, shall register all stock certificates, and shall perform such other duties as may be delegated by the Board of Directors.

     Section 3. The Corporation shall have a first lien on all of the shares of the capital stock, and upon all dividends declared upon the same, for any indebtedness of any character or description owing to it from the respective holders of any such share or shares.

     Section 4.  The shares of the Corporation shall be
transferable on the books of the Corporation upon surrender of the certificate or certificates representing the same, properly endorsed by the registered holder or by her/his duly authorized attorney.

     Section 5. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the legal owner thereof and accordingly shall not be bound to recognize any equitable claim to or interest in such share or shares on the part of any other persons, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of Indiana.

                          ARTICLE XIV

                          Fiscal year

     The fiscal year of this Corporation shall be the calendar year consisting of 52/53 weeks with the year ending on the weekend closest to December 31.

                          Article XV

                       Checks for Money

     All checks, drafts or other orders for the payment of the funds of the Corporation shall be signed by the Treasurer, or by such other individual or individuals as may hereafter from time to time be designated by the Board of Directors.

                          ARTICLE XVI

                           Dividends

     Section 1. The Board of Directors may, at any annual or special meeting, declare and authorize the distribution of a dividend to the shareholders of the Corporation.

     Section 2. When the Board of Directors declares a dividend, it shall fix a date as the record date for the determination of the shareholders who shall be entitled to receive said dividend, and said dividend shall be paid only to the shareholders of record on said record date as shown by the books of the Corporation.

                         ARTICLE XVII

                   Compensation of Officers

     The officers of the Corporation shall receive such compensation for their services as may be, from time to time, fixed by the Board of Directors, and the compensation so fixed shall continue to be payable until the Board of Directors shall have fixed a different compensation, which it may do at any regular or special meeting.

                         ARTICLE XVIII

                         Execution of
             Negotiable Instruments and Contracts

     The promissory notes, debentures, certificates of indebtedness, written contracts, and other similar instruments which the Corporation may hereafter issue or execute, shall be the valid obligations of the Corporation, if signed in its behalf by the Chairman of the Board, the President, a Vice President, the Secretary, the Treasurer, or any other officer or agent designated and authorized by the Board of Directors.

                                                  EXHIBIT 21


NAME OF SUBSIDIARY                      STATE OF INCORPORATION

Excel Corporation                            Indiana

Excel Metalcraft, Ltd.                       Canada

Excel Industries of Michigan, Inc.           Michigan

                                                  EXHIBIT 23


              CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 2-91986) effective July 19, 1984, the Registration Statement on Form S-8 (No. 33-14508) effective June 11, 1987 and the Registration Statement on Form S-8 (No. 33-53543) effective May 9, 1994 of Excel Industries, Inc. of our report dated February 16, 1995 appearing on page 15 of this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 34 of this Form 10-K.



PRICE WATERHOUSE LLP

South Bend, Indiana
March 22, 1995