Form 10-Q
period 1995-04-01
EXCEL INDUSTRIES INC
filed 1995-05-12
CIK 740868

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                     __________________________________

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                     __________________________________

                For The Quarterly Period Ended April 1, 1995

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

Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 1, 1995, there were outstanding 10,679,524 common shares, no par value.

                           EXCEL INDUSTRIES, INC.

                                    Index


                                                                Page No.

PART I      Financial Information

            Consolidated Balance Sheets -
                  April 1, 1995 and December 31, 1994                  1

            Consolidated Statements of Income -
                  Quarter Ended April 1, 1995 and
                   March 31, 1994                                      2

            Consolidated Statements of Shareholders'
             Equity -
                  Quarter Ended April 1, 1995 and
                   March 31, 1994                                      3

            Consolidated Statements of Cash Flows -
                  Quarter Ended April 1, 1995 and
                   March 31, 1994                                      4

            Notes to Consolidated Financial Statements                5-7

            Management's Discussion and Analysis of
             Financial Condition and Results of Operation             8-9

PART II     Other Information                                         10

            Signatures                                                11

            Financial Data Schedules                            Exhibit 27

                           EXCEL INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands of dollars)


                                              April 1,       December 31,
                                                1995              1994
                                                ____              ____

ASSETS

Current assets
      Cash and cash equivalents                 $  1,207        $    175
      Marketable securities                       42,034          39,520
      Accounts receivable                         94,945          78,420
      Customer tooling to be billed               20,633          16,015
      Inventories                                 35,021          33,576
      Prepaid expenses                             6,007           8,434
                                                ________        ________
            Total current assets                 199,847         176,140

Property, plant and equipment,
   less accumulated depreciation of
   (1995 - $61,603; 1994 - $62,405)               62,942          62,876
Other assets                                      15,436          15,614
                                                ________        ________
                                                $278,225        $254,630
                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                          $ 67,486        $ 52,459
      Accrued liabilities                         29,953          26,178
      Current portion of debt                      1,283           1,358
                                                ________        ________
            Total current liabilities        98,722               79,995

Long-term debt                                    33,403          33,578
Other long-term liabilities                       18,444          18,414
Commitments and contingent liabilities               --               --
Shareholders' equity
      Preferred shares - no par value,
      1,000 shares authorized,
      none issued                                    --               --
      Common shares - authorized 20,000
      shares without par value;
      issued 1995 - 10,980;
      1994 - 10,974                               94,901          94,831
      Retained earnings                           37,935          32,854
      Unrecognized pension actuarial
       losses, net of tax                           (587)           (587)
      Treasury shares, at cost,
       1995 - 300; 1994 - 290                     (4,593)         (4,455)
                                                ________        ________
            Total shareholders' equity           127,656         122,643
                                                ________        ________
                                                $278,225        $254,630
                                                ========        ========

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                           EXCEL INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (thousands, except per share amounts)


                                                    Quarter Ended
                                               April 1,         March 31,
                                                 1995            1994
                                                 ____             ____

Net sales                                      $161,989         $151,972
Cost of goods sold                              144,976          135,475
                                               ________         ________
      Gross profit                               17,013           16,497
Selling, administrative and
 engineering expenses                             8,393            7,844
                                               ________         ________
      Operating income                            8,620            8,653
Other income (expense):
 Interest expense                                  (835)            (839)
 Disposal of Canadian facility                    1,582              --
 Other income, net                                  563              341
                                               ________         ________
Income before income taxes                        9,930            8,155
Provision for taxes on income                     3,674            3,017
                                               ________         ________
      Net income                               $  6,256         $  5,138
                                               ========         ========

Net income per share:
      Primary                                  $    .59         $   0.48
      Fully diluted                            $    .52         $   0.44
Cash dividends per share                       $    .11         $   0.08
                                               ========         ========

                                 EXCEL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                 FOR THE QUARTER ENDED APRIL 1, 1995 AND MARCH 31, 1994
                                (in thousands of dollars)

                                                     UNRECOGNIZED
                                                       PENSION
                             COMMON      RETAINED     ACTUARIAL     TREASURY
                             SHARES      EARNINGS       LOSSES        SHARES      TOTAL
                             ______      ________     _________       _________   _____
Balance at December 31, 1994 $94,831     $32,854        $(587)      $(4,455)   $122,643

Net income                                 6,256                                  6,256

Dividends                                 (1,175)                                (1,175)

Purchase of 9,900 treasury
 shares                                                                (138)       (138)

Shares issued under employee
 stock purchase plan              70                                                 70
                             _______     _______        _____       _______    ________
Balance at April 1, 1995     $94,901     $37,935        $(587)      $(4,593)   $127,656
                             =======     =======        =====       =======    ========


Balance at December 31, 1993 $87,537     $19,615        $(716)           --    $106,436

Net income                                 5,138                                  5,138

Dividends                                   (877)                                  (877)

Issuance of 380,000
 common shares                 7,059                                              7,059

Shares issued under employee
 stock purchase plan              55                                                 55
                             _______     _______        _____       _______    ________
Balance at March 31, 1994    $94,651     $23,876        $(716)      $    --    $117,811
                             =======     =======        =====       =======    ========

                           EXCEL INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands of dollars)


                                                         Quarter Ended
                                                      April 1,  March 31,
                                                        1995       1994
                                                        ____       ____

Cash flows from operating activities
   Net income                                        $  6,256    $  5,138
                                                     ________    ________

Adjustments to reconcile net income
 to net cash from operating activities:
   Gain on disposal of Canadian facility               (1,582)        --
   Depreciation and amortization                        3,658       3,016
   Deferred income taxes and other                        452       1,041
   Changes in current assets and
    liabilities:
    Accounts receivable and other                     (16,173)    (13,677)
    Inventories and customer tooling                   (7,068)     (2,073)
    Accounts payable and accrued
      liabilities                                      21,455       9,316
                                                     ________    ________
    Total adjustments                                     742      (2,377)
                                                     ________    ________

    Net cash provided by operating
     activities                                         6,998       2,761
                                                     ________    ________

Cash flows from investing activities
   Purchase of property, plant and
    equipment                                          (6,349)     (5,580)
   Investment in marketable securities                 (4,430)        (33)
   Proceeds from disposal of Canadian
    facility                                            6,306          --
                                                     ________    ________
   Net cash used for investing activities              (4,473)     (5,613)
                                                     ________    ________

Cash flows from financing activities
   Issuance of common shares                               70       7,114
   Maturities of long-term debt                          (250)       (457)
   Dividends                                           (1,175)       (877)
   Purchase of treasury shares                           (138)         --
                                                     ________    ________
   Net cash from (for) financing
    activities                                         (1,493)      5,780
                                                     ________    ________

Net change in cash and cash equivalents                 1,032       2,928
Cash and cash equivalents at beginning of
 year                                                     175       6,767
                                                     ________    ________
Cash and cash equivalents at end of first
 quarter                                             $  1,207    $  9,695
                                                     ========    ========

                           EXCEL INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

      The financial statements have been prepared from the unaudited financial records of the Company. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods. Effective December 31, 1994, the accounting periods were changed to end on the Saturday closest to the calendar quarter end so that each quarter has thirteen weeks of activity.

Note 2 - Marketable Securities:

      Marketable securities represent investments with maturities generally longer than 90 days which are classified as "available for sale" securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Note 3 - Inventories:

      Inventories consist of the following: (in thousands of dollars)

                                   April 1,          December 31,
                                     1995                1994
                                     ____                ____

      Raw materials                $20,742             $21,301
      Work in process and
       finished goods               15,041              13,037
      LIFO Reserve                    (762)               (762)
                                   _______             _______
                                   $35,021             $33,576
                                   =======             =======

Note 4 - Net Income per Share:

      Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive.
Shares used to compute net income per share data are as follows:
(amounts in thousands)

                                             Quarter Ended
                                         April 1,     March 31,
                                           1995         1994
                                           ____         ____

      Primary                             10,680       10,605
      Fully diluted                       12,951       12,875

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

There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at April 1, 1995 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Common Shares

At April 1, 1995, there were options outstanding for 250,000 shares at an average exercise price of $18.125 under the 1994 stock compensation plan. On April 20, 1995, those options were cancelled and new options for a total of 278,500 shares were granted at an exercise price of $12.375. Also at April 1, 1995, there were options outstanding for 15,750 shares at an average exercise price of $6.364 under the Incentive Stock Option Plan approved by shareholders in 1984.

Note 7 - Disposal of Canadian facility

Included in income is a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring has now been completed with the sale of the shares of Metalcraft.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition:

The Consolidated Statement of Cash Flow for the quarter ended April 1, 1995 reflects the sale of Excel Metalcraft, Ltd. Cash flow from operations totalled $7.0 million. Investment in receivables, inventories and tooling increased $23.2 million due to higher level of sales. This increase was substantially offset by an increase of $21.5 million in trade accounts payable and accruals. Capital expenditures in the first quarter totalled $6.3 million and the capital expenditure budget for the year totals $24 million.

Cash and short-term marketable securities amounted to $43.2 million at April 1, 1995, an increase of $3.5 million from December 31, 1994.

Material Changes in Results of Operations:
Quarter Ended April 1, 1995 Compared to
Quarter Ended March 31, 1994

Sales in the first quarter of 1995 increased 7% or $10.0 million to $162.0 million from the $152.0 million in 1994. The increased sales occurred primarily in automotive original equipment products as production and sales of light vehicles in North America remained strong. Even though our largest customer (Ford Motor Company) had only a 1.7% increase in 1995 production compared to 1994, overall first quarter production of light vehicles totalled approximately 3.9 million units, an increase of 5% over the year ago first quarter.

Gross profit was $17.0 million in the current quarter or 10.5% of sales and compares with gross profit of $16.5 million or 10.9% of sales in the first quarter of 1994. The increase in gross profit in the quarter is due to the increase in sales. The decline in gross profit as a percent of sales results primarily from a shortfall of cost reductions against productivity commitments and a change in product mix.

Selling, administrative and engineering expenses totalled $8.4 million in the first quarter compared to $7.8 million in the 1994 first quarter. The increase was due to increased consulting fees
(KAIZEN and employee empowerment programs) and increased personnel costs.

Interest expense totalled $835,000 in 1995 and compares with $839,000 in the year ago first quarter.

Other income of $563,000, which is primarily interest income on marketable debt securities, was higher than the $341,000 for the 1994 first quarter due mainly to improved interest rates.

Included in income is a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring has now been completed with the sale of the shares of Metalcraft.

Provision for taxes on income was at an effective rate of 37% for both 1995 and 1994.

                         PART II.  OTHER INFORMATION


All items in Part II are either not applicable or answerable in the negative.

                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               EXCEL INDUSTRIES INC.
                                                    (Registrant)


Date: May 11, 1995                             s/ James J. Lohman
                                               Chairman and
                                               Chief Executive Officer



Date: May 11, 1995                             s/ Joseph A. Robinson
                                               Secretary/Treasurer and
                                               Chief Financial Officer