Form 10-Q
period 1995-07-01
EXCEL INDUSTRIES INC
filed 1995-08-10
CIK 740868

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                             ________________________

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                             ________________________

For the quarterly period ended July 1, 1995

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

At July 1, 1995, there were issued and outstanding 10,685,201 common shares, no par value.

                              EXCEL INDUSTRIES, INC.


                                       Index


                                                                          Page
                                                                         Number
                                                                         ______

PART I      Financial Information

            Consolidated Balance Sheets -
                  July 1, 1995 and December 31, 1994                          1

            Consolidated Statements of Income -
                  Quarter Ended July 1, 1995 and June 30, 1994
                  Six Months Ended July 1, 1995 and
                   June 30, 1994                                              2

            Consolidated Statements of Shareholders' Equity
                  Six Months Ended July 1, 1995 and
                   June 30, 1994                                              3

            Consolidated Statements of Cash Flows -
                  Six Months Ended July 1, 1995 and
                   June 30, 1994                                             4

            Notes to Consolidated Financial Statements                      5-7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operation                    8-9

PART II     Other Information                                                10

            Signatures                                                       11

                              EXCEL INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (in thousands of dollars)

                                               July 1,       December 31,
                                                1995              1994
                                                 ____             ____

ASSETS

Current assets
      Cash and short-term investments          $  9,183         $    175
      Marketable securities                      38,156           39,520
      Accounts receivable                        80,948           78,420
      Customer tooling to be billed              23,293           16,015
      Inventories                                30,866           33,576
      Prepaid expenses                            4,893            8,434
                                               ________         ________
            Total current assets                187,339          176,140

Property, plant and equipment,
   less accumulated depreciation
   (1995 - $65,122; 1994 - $62,405)              65,327           62,876
Other assets                                     15,552           15,614
                                               ________         ________
                                               $268,218         $254,630
                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                         $ 57,687         $ 52,459
      Accrued liabilities                        26,759           26,178
      Current portion of debt                     1,375            1,358
                                               ________         ________
            Total current liabilities            85,821           79,995

Long-term debt                                   32,986           33,578
Other long-term liabilities                      18,797           18,414
Commitments and contingent liabilities              ---               ---
Shareholders' equity
      Preferred shares - no par value,
       1,000 shares authorized,
       none issued                                   ---              ---
      Common shares - authorized 20,000
       shares without par value;
       issued 1995 - 10,985;
       1994 - 10,974                             94,967           94,831
      Retained earnings                          40,827           32,854
      Unrecognized pension actuarial
       losses, net of tax                          (587)            (587)
      Treasury shares, at cost,
       1995 - 300; 1994 - 290                    (4,593)          (4,455)
                                               ________         ________
            Total shareholders' equity          130,614          122,643
                                               ________         ________
                                               $268,218         $254,630
                                               ========         ========

NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                              EXCEL INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (thousands, except per share amounts)

                                                              Quarter Ended
                                                            July 1,  June 30,
                                                             1995        1994
                                                             ____        ____

Net sales                                                 $158,749    $161,722
Cost of goods sold                                         143,387     144,433
                                                          ________    ________
      Gross profit                                          15,362      17,289
Selling, administrative and engineering expenses             8,580       8,156
                                                          ________    ________
      Operating income                                       6,782       9,133
Other income (expense):
  Interest expense                                            (837)       (844)
  Other income, net                                            512         325
                                                          ________    ________

Income before income taxes                                   6,457       8,614
Provision for taxes on income                                2,389       3,188
                                                          ________    ________
      Net income                                          $  4,068    $  5,426
                                                          ========    ========

Net income per share:
  Primary                                                 $     .38   $   0.50
  Fully diluted                                           $     .35   $   0.45
Cash dividends per share                                  $     .11   $   0.09


                                                           Six Months Ended
                                                          July 1,    June 30,
                                                           1995          1994
                                                           ____          ____

Net sales                                                 $320,738     $313,694
Cost of goods sold                                         288,363      279,908
                                                          ________     ________
      Gross profit                                          32,375       33,786
Selling, administrative and engineering expenses           16,973 16,000
                                                          ________     ________
      Operating income                                      15,402       17,786
Other income (expense):
      Interest expense                                      (1,672)      (1,683)
      Disposal of Canadian facility                          1,582          ---
      Other income, net                                      1,075          666
                                                          --------     --------

Income before income taxes                                  16,387       16,769
Provision for taxes on income                                6,063        6,205
                                                          ________     ________
      Net income                                          $ 10,324     $ 10,564
                                                          ========     ========

Net income per share:
  Primary                                                 $    .97     $   0.98
  Fully diluted                                           $    .87     $   0.88
Cash dividends per share                                  $    .22     $   0.17

                                 EXCEL INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JULY 1, 1995 AND JUNE 30, 1994
                                (in thousands of dollars)
                                                     UNRECOGNIZED
                                                       PENSION
                             COMMON      RETAINED     ACTUARIAL    TREASURY
                             SHARES      EARNINGS       LOSSES      SHARES     TOTAL
                             ------      --------    ------------  --------    -----
Balance at December 31, 1994 $94,831     $32,854        $(587)     $(4,455)   $122,643

Net income                                10,324                               10,324

Dividends                                 (2,351)                              (2,351)

Purchase of 9,900 treasury
 shares                                                              (138)       (138)

11,227 shares issued under
 employee stock purchase plan    136                                               136
                             -------     -------        -----      -------    --------

Balance at July 1, 1995      $94,967     $40,827        $(587)     $(4,593)   $130,614
                             =======     =======        ======     ========   ========


Balance at December 31, 1993 $87,537     $19,615        $(716)     $    --    $106,436

Net income                                10,564                               10,564

Dividends                                 (1,864)                              (1,864)

Issuance of 380,000
 common shares                 7,032                                            7,032

11,115 shares issued under
 employee stock purchase plan    170                                               170
                             -------     -------        -----      -------    --------
Balance at June 30, 1994     $94,739     $28,315        $(716)     $    --    $122,338
                             =======     =======        =====      =======    ========

                                 EXCEL INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands of dollars)

                                                           Six Months Ended
                                                           July 1,     June 30,
                                                            1995         1994
                                                            ----         ----
Cash flows from operating activities
      Net income                                        $  10,324      $ 10,564

                                                        ---------      --------
Adjustments to reconcile net income
 to net cash from operating activities:
      Gain on disposal of Canadian facility                (1,582)          ---
      Depreciation and amortization                         7,227         6,041
      Deferred income taxes and other                         631         1,729
      Changes in current assets and liabilities
            Accounts receivable and other                  (1,062)      (14,570)
            Inventories and customer tooling               (5,573)      ( 8,408)
            Accounts payable and accrued
             liabilities                                    6,546        15,429
                                                        ---------      --------
      Total adjustments                                     6,187           221
                                                        ---------      --------
      Net cash provided by operating activities            16,511        10,785
                                                        ---------      --------
Cash flows from investing activities
      Purchase of property, plant and equipment           (12,245)      (10,534)
      Investment in marketable securities                   1,364         2,209
      Proceeds from disposal of Canadian
       facility                                             6,306           ---
                                                        ---------      --------
      Net cash used for investing activities               (4,575)       (8,325)
                                                        ---------      --------
Cash flows from financing activities
      Issuance of common stock                                136         7,202
      Maturities of long-term debt                           (575)         (830)
      Dividends                                            (2,351)       (1,864)
      Purchase of treasury shares                            (138)          ---
                                                        ---------      --------
      Net cash from (for) financing activities             (2,928)        4,508
                                                        ---------      --------
Net change in cash and short-term investments               9,008         6,968
Cash and short-term investments at beginning
 of year                                                      175         6,767
                                                        ---------      --------
Cash and short-term investments at end of
 second quarter                                         $   9,183      $ 13,735
                                                        =========      ========

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

Note 3 - Inventories:

      Inventories consist of the following:  (in thousands)

                                                    July  1,  December 31,
                                                       1995        1994
                                                       ----        ----
      Raw materials                                  $17,705     $21,301
      Work in process and
       finished goods                                 13,923      13,037
      LIFO reserve                                      (762)       (762)
                                                     -------     -------
                                                     $30,866     $33,576
                                                     =======     =======
Note 4 - Net Income per Share:

      Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive. Shares used to compute net income per share data are as follows (amounts in thousands):

                                   Quarter Ended        Six Months Ended
                                 July 1,  June 30,      July 1,   June 30,
                                    1995       1994          1995       1994
                                    ____       ____          ____       ____
      Primary                      10,684   10,962          10,682       10,783

      Fully-diluted                12,955   13,232          12,953       13,053

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

      There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at July 1, 1995 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Common Shares

      At July 1, 1995, there were options outstanding for 278,500 shares at an average exercise price of $12.375 under the 1994 stock compensation plan. Also at July 1, 1995, there were options outstanding for 15,750 shares at an average exercise price of $6.364 under the Incentive Stock Option Plan approved by shareholders in 1984.

Note 7 - Disposal of Canadian facility

Included in income in the first quarter of 1995 is a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring has now been completed with the sale of the shares of Metalcraft.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition:

The consolidated statement of cash flow for the six months ended July 1, 1995 reflects the sale of Excel Metalcraft, Ltd. Cash flow from operations totalled $16.5 million in the six months ended
July 1, 1995. Investment in inventories and customer tooling increased $5.6 million due to tooling for new programs. This increase was offset by an increase of $6.5 million in trade accounts payable and accruals. Capital expenditures in the first half totalled $12.2 million and dividends paid totalled $2.4 million.

The Company received $6.3 million from the sale of Excel Metalcraft, Ltd. Cash and short-term marketable securities amounted to $47.3 million at July 1, 1995, an increase of $7.6 million from December 31, 1994.

Material Changes in Results of Operations:
Quarter Ended July 1, 1995 Compared to
Quarter Ended June 30, 1994

Sales in the second quarter of 1995 decreased 2% or $3.0 million to $158.7 million from the $161.7 million in 1994. The decrease occurred primarily in sales of regulators. Modular window sales were down $10.6 million compared with a $9.3 million gain in drop glass sales. Overall second quarter production of light vehicles in North America totalled approximately 3.7 million units, compared to 3.8 million units in the year ago quarter.

Gross profit was $15.4 million in the current quarter or 9.7% of sales down from gross profit of $17.3 million or 10.7% of sales in the second quarter of 1994. The decrease in gross profit in the quarter is due to the decreased sales, a change in product mix (.6%), a shortfall of cost reductions against productivity commitments (0.7%), and the adverse impact of new program launch costs.

Selling, administrative and engineering expenses totalled $8.6 million in the second quarter up from $8.2 million in the 1994 second quarter. Increases incurred in personnel costs, travel, consultants for KAIZEN and employee empowerment training and depreciation on engineering CAD equipment.

Interest expense totalled $837,000 in 1995 and compares with $844,000 in the year ago second quarter.

Other income of $512,000 consists primarily of interest income on marketable debt securities. Other income in 1994 of $325,000 was lower due to recording $200,000 for Excel's share of start-up losses in the joint venture in Brazil.

Provision for taxes on income was at an effective rate of 37% as for both 1995 and 1994.

Material Changes in Results of Operations:
Six Months Ended July 1, 1995 Compared to
Six Months Ended June 30, 1994

Sales in the first half of 1995 increased 2% or $7.0 million to $320.7 million from the $313.7 million in 1994. The increased sales occurred primarily in automotive original equipment products in the first quarter. Overall first half production of light vehicles totalled approximately 7.5 million units in both 1995 and 1994.

Gross profit was $32.4 million in the current half or 10.1% of sales down from gross profit of $33.8 million or 10.8% of sales in the first half of 1994. The decrease in gross profit in the half is due to a change in product mix (.5%), a shortfall of cost reductions against productivity commitments (0.7%), and the adverse impact of new program launch costs.

Selling, administrative and engineering expenses totalled $17.0 million in the first half up from $16.0 in the 1994 first half. The increase was due to increases in consulting fees (KAIZEN and employee empowerment programs), personnel costs, travel and depreciation.

Interest expense totalled $1,672,000 in 1995 and compares with $1,683,000 in the year ago first half.

Included in income is a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring has now been completed with the sale of the shares of Metalcraft.

Other income of $1,075,000 consists primarily of interest income on marketable debt securities. Other income in 1994 of $666,000 was lower due to recording $200,000 for Excel's share of operating losses in the joint venture in Brazil from production start-up and due to changes in interest rates.

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


                                                     EXCEL INDUSTRIES, INC.
                                                          (Registrant)



Date:  August 7, 1995                                s/  James J. Lohman
                                                     James J. Lohman
                                                     Chairman and
                                                     Chief Executive Officer



Date:  August 7, 1995                                s/  Joseph A. Robinson
                                                     Joseph A. Robinson
                                                     Secretary/Treasurer and
                                                     Chief Financial Officer