Form 10-Q
period 1995-09-30
EXCEL INDUSTRIES INC
filed 1995-11-13
CIK 740868

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                       ________________________

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       ________________________

For the quarterly period ended September 30, 1995

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

At October 10, 1995, there were issued and outstanding 10,703,012 common shares, no par value.












                        EXCEL INDUSTRIES, INC.


                                 Index


                                                              Page No.

PART I    Financial Information

          Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994            1

          Consolidated Statements of Income -
               Quarter Ended September 30, 1995 and 1994
               Nine Months Ended September 30, 1995 and 1994       2

          Consolidated Statements of Shareholders' Equity
               Nine Months Ended September 30, 1995 and 1994       3

          Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994       4

          Notes to Consolidated Financial Statements             5-7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operation           8-9

PART II   Other Information                                       10

          Signatures                                              11

          Financial Data Schedule                         Exhibit 27

























                        EXCEL INDUSTRIES, INC.
                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (amounts in thousands)

                                      September 30,   December 31,
                                          1995           1994
ASSETS

Current assets
   Cash and short-term investments      $  6,771       $    175
   Marketable securities                  37,211         39,520
   Accounts receivable                    81,856         78,420
   Customer tooling to be billed          28,222         16,015
   Inventories                            29,288         33,576
   Prepaid expenses                        4,240          8,434
          Total current assets           187,588        176,140

Property, plant and equipment,
   less accumulated depreciation
     (1995 - $68,448; 1994 - $62,405)     66,619         62,876
Other assets                              17,075         15,614
                                        $271,282       $254,630

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                     $ 61,804       $ 52,459
   Accrued liabilities                    24,020         23,020
   Accrued income taxes                      974          3,158
   Current portion of debt                 1,162          1,358
          Total current liabilities       87,960         79,995

Long-term debt                            32,300         33,578
Other long-term liabilities               19,161         18,414
Commitments and contingent liabilities      --              --
Shareholders' equity
   Preferred shares - no par value,
     1,000 shares authorized,
     none issued                            --              --
   Common shares - authorized 20,000
     shares without par value;
     issued 1995 - 10,998;
     1994 - 10,974                        95,092         94,831
   Retained earnings                      41,949         32,854
   Unrecognized pension actuarial
     losses, net of tax                     (587)          (587)
   Treasury shares, at cost,
     1995 - 300; 1994 - 290               (4,593)        (4,455)
          Total shareholders' equity     131,861        122,643
                                        $271,282       $254,630


NOTE: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                       EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)

                                                     Quarter Ended
                                                     September 30,
                                                     1995      1994

Net sales                                         $126,867  $144,060
Cost of goods sold                                 117,748   131,304
     Gross profit                                    9,119    12,756
Selling, administrative and engineering expenses     7,840     7,948
     Operating income                                1,279     4,808
Other income (expense):
  Interest expense                                    (829)     (875)
  Other income, net                                  2,100       581

Income before income taxes                           2,550     4,514
Provision for taxes on income                          250     1,670
     Net income                                   $  2,300  $  2,844

Net income per share:
  Primary                                         $  0.22   $  0.26
  Fully diluted                                   $  0.22   $  0.25
Cash dividends per share                          $  0.11   $  0.09


                                                   Nine Months Ended
                                                     September 30,
                                                   1995       1994

Net sales                                         $447,605   $457,754
Cost of goods sold                                 406,111    411,212
     Gross profit                                   41,494     46,542
Selling, administrative and engineering expenses    24,813     23,948
     Operating income                               16,681     22,594
Other income (expense):
     Interest expense                               (2,501)    (2,558)
     Disposal of Canadian facility                   1,582       --
     Other income, net                               3,175      1,247

Income before income taxes                          18,937     21,283
Provision for taxes on income                        6,313      7,875
     Net income                                   $ 12,624   $ 13,408


Net income per share:
  Primary                                         $  1.18    $  1.24
  Fully diluted                                   $  1.09    $  1.13
Cash dividends per share                          $  0.33    $  0.26





                        EXCEL INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
               NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                         (in thousands of dollars)


                                             UNRECOGNIZED
                                               PENSION
                         COMMON    RETAINED   ACTUARIAL    TREASURY
                         SHARES    EARNINGS     LOSSES      SHARES     TOTAL

Balance at December 31, 1994$94,831$32,854      $(587)     $(4,455)   $122,643

Net income                          12,624                           12,624

Dividends                           (3,529)                          (3,529)

Purchase of 9,900 treasury
 shares                                                      (138)       (138)

Stock options exercised       57                                       57

16,368 shares issued under
 employee stock purchase plan    204                                       204

Balance at September 30,
          1995           $95,092   $41,949      $(587)     $(4,593)   $131,861



Balance at December 31, 1993$87,537$19,615      $(716)     $    --    $106,436

Net income                          13,408                           13,408

Dividends                           (2,835)                          (2,835)

Issuance of 380,000
 common shares             7,032                                      7,032

Purchase of 180,300 Treasury Shares                         (2,853)    (2,853)

Stock options exercised       27                                       27

11,115 shares issued under
 employee stock purchase plan    170                                       170

Balance at September 30,
          1994           $94,766   $30,188      $(716)     $ (2,853)   $121,385



















                          EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (in thousands of dollars)

                                                   Nine Months Ended
                                                     September 30,
                                                   1995         1994

Cash flows from operating activities
     Net income                                 $  12,624    $  13,408

Adjustments to reconcile net income
 to net cash from operating activities:
     Gain on disposal of Canadian facility         (1,582)        --
     Depreciation and amortization                 10,861        9,396
     Deferred income taxes and other                 (341)       2,058
     Changes in current assets and liabilities
          Accounts receivable and other            (1,317)     (17,255)
          Inventories and customer tooling         (8,924)      (9,771)
          Accounts payable and accrued
           liabilities                              8,898       24,708

     Total adjustments                              7,595        9,136

     Net cash provided by operating activities     20,219       22,544

Cash flows from investing activities
     Purchase of property, plant and equipment    (17,358)     (19,299)
     Investment in marketable securities            2,309        3,525
     Proceeds from disposal of Canadian
      facility                                      6,306         --
     Net cash used for investing activities        (8,743)     (15,774)

Cash flows from financing activities
     Issuance of common stock                         261        7,229
     Maturities of long-term debt                  (1,474)      (1,350)
     Dividends                                     (3,529)      (2,835)
     Purchase of treasury shares                     (138)      (2,853)

     Net cash from (for) financing activities      (4,880)         191

Net change in cash and short-term investments       6,596        6,961
Cash and short-term investments at beginning
 of year                                              175        6,767

Cash and short-term investments at end of
 third quarter                                  $   6,771    $  13,728









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

Note 3 - Inventories:

     Inventories consist of the following:  (in thousands)

                                          September 30,  December 31,
                                               1995        1994

     Raw materials                           $17,442     $21,301
     Work in process and
      finished goods                          12,608      13,037
     LIFO reserve                               (762)       (762)
                                             $29,288     $33,576

Note 4 - Net Income per Share:

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive. Shares used to compute net income per share data are as follows (amounts in thousands):

                                Quarter Ended        Nine Months Ended
                                September 30,         September 30,
                               1995      1994        1995      1994

     Primary                  10,693    10,919      10,686      10,828

     Fully-diluted            12,964    13,189      12,956      13,099

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

     There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at September 30, 1995 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Common Shares

     At September 30, 1995, there were options outstanding for 271,500 shares at an average exercise price of $12.375 and 4,000 shares at an average exercise price of $18.125 under the 1994 Stock Compensation Plan. Also at September 30, 1995, there were options outstanding for 8,250 shares at an average exercise price of $5.227 under the Incentive Stock Option Plan approved by shareholders in 1984.

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

Note 8 - Executive Life Insurance Proceeds

Included in other income in the third quarter of 1995 is $1,450,000 for the net proceeds from executive life insurance.
























                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition

The consolidated statement of cash flow for the nine months ended September 30, 1995 reflects the sale of Excel Metalcraft, Ltd. Cash flow from operations totalled $20.2 million in the nine months ended September 30, 1995. Investment in inventories and customer tooling increased $8.9 million due to tooling for new programs. This increase was offset by an increase of $8.9 million in trade accounts payable and accruals. Capital expenditures in the first three quarters totalled $17.4 million and dividends paid totalled $3.5 million.

The Company received $6.3 million from the sale of Excel Metalcraft, Ltd. Cash and short-term marketable securities amounted to $44.0 million at September 30, 1995, an increase of $4.3 million from December 31, 1994.

Material Changes in Results of Operations:
Quarter Ended September 30, 1995 Compared to
Quarter Ended September 30, 1994

Sales in the third quarter of 1995 decreased 12% or $17.2 million to $126.9 million from the $144.1 million in 1994. The decrease occurred primarily in sales of modular windows which were down $14.1 million. Overall third quarter production of light vehicles in North America totalled approximately 3.0 million units, compared to 3.1 million units in the year-ago quarter. Ford Motor Company (our largest customer) reported passenger car production in the third quarter of 1995 to be 302,000 units compared to 418,000 in the same period in 1994.

Gross profit was $9.1 million in the current quarter or 7.2% of sales down from gross profit of $12.8 million or 8.9% of sales in the third quarter of 1994. The decrease in gross profit in the quarter was due to the decreased sales, a change in product mix (0.6%), a shortfall of cost reductions against productivity commitments (0.7%), and the adverse impact of new program launch costs.

Selling, administrative and engineering expenses totalled $7.8 million in the third quarter down from $7.9 million in the 1994 third quarter. Expenses in 1995 reflect a reduction in incentive compensation offset by increased personnel costs and consultants.

Interest expense totalled $829,000 in 1995 and compares with $875,000 in the year-ago second quarter.

Other income of $2,100,000 includes $1,450,000 from executive life insurance proceeds and interest income on marketable debt securities. Other income in 1994 was primarily interest income on marketable debt securities.


Provision for taxes on income was at an effective rate of 10% for the third quarter in 1995 compared to 37% for the previous year third quarter. The change was due to the life insurance proceeds being non-taxable as well as a disproportionate percentage of non-taxable interest income.

Material Changes in Results of Operations:
Nine Months Ended September 30, 1995 Compared to
Nine Months Ended September 30, 1994

Sales in the first three quarters of 1995 decreased 2% or $10.2 million to $447.6 million from the $457.8 million in 1994. The decreased sales occurred primarily in automotive original equipment products in the first and third quarters. Overall first three quarters production of light vehicles totalled approximately
10.6 million units in both 1995 and 1994.

Gross profit was $41.5 million in the first three quarters of 1995 or 9.3% of sales down from gross profit of $46.5 million or 10.2% of sales in the first three quarters of 1994. The decrease in gross profit in 1995 was due to a change in product mix (.5%), a shortfall of cost reductions against productivity commitments (0.7%), and the adverse impact of lower sales and new program launch costs.

Selling, administrative and engineering expenses totalled
$24.8 million in the first three quarters up from $23.9 million for the same period in 1994. The increase was due to increases in consulting fees (Kaizen and employee empowerment programs), personnel costs, travel and depreciation.

Interest expense totalled $2,501,000 in 1995 and compares with $2,558,000 in the year-ago period.

Included in income is a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring has now been completed with the sale of the shares of Metalcraft.

Other income of $3,175,000 includes $1,450,000 from executive life insurance proceeds plus interest income on marketable debt securities. Other income in 1994 of $1,247,000 consists primarily of interest income offset by recording $200,000 for Excel's share of operating losses in the joint venture in Brazil which resulted from production start-up.

Provision for taxes on income was at an effective rate of 33% for 1995 and 37% for 1994. The change was due to the life insurance proceeds being non-taxable as well as higher non-taxable interest income.

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


                                             EXCEL INDUSTRIES, INC.
                                                  (Registrant)



Date:  November 10, 1995                     s/James O. Futterknecht
                                             James O. Futterknecht
                                             Chairman, President and
                                             Chief Executive Officer



Date:  November 10, 1995                     s/Joseph A. Robinson
                                             Joseph A. Robinson
                                             Secretary/Treasurer and
                                             Chief Financial Officer
































                                - 11 -
                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             EXCEL INDUSTRIES, INC.
                                                  (Registrant)



Date:  November 10, 1995                     ______________________
                                             James O. Futterknecht
                                             Chairman, President and
                                             Chief Executive Officer



Date:  November 10, 1995                     _______________________
                                             Joseph A. Robinson
                                             Secretary/Treasurer and
                                             Chief Financial Officer