Form 10-K
period 1995-12-30
EXCEL INDUSTRIES INC
filed 1996-03-29
CIK 740868

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT

For the fiscal year ended    December 30, 1995
Commission File Number: 1-8684

                    EXCEL INDUSTRIES, INC.
     (Exact name of Registrant as specified in its charter)

   Indiana                                35-1551685
(State or other jurisdiction            (I.R.S.Employer
incorporation or organization)          Identification Number)

 1120 North Main Street, P.O. Box 3118, Elkhart, Indiana 46515-3118

 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number             (219) 264-2131

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of Each Exchange
     Title of Each Class             on Which Registered
Common Shares, without par value       New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares of the Registrant's Common Shares, no par value,outstanding on February 15, 1996 was 10,708,320. The aggregate market value of the Registrant's Common Shares held by nonaffiliates on March 8, 1996 was $124,879,423.

DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Excel Industries, Inc. proxy statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III of this report.
                                      PART I.

Item 1.   Business
General
The registrant, an Indiana corporation (hereinafter, the "Company"), is the leading independent designer, manufacturer and supplier of window and door systems to the combined automobile, light truck and van, bus, heavy truck and recreational vehicle markets in North America. The Company's window systems include various types ofautomotive windshields; rear, vent, quarter, push out and sliding windows; and window regulator systems, latches, door frames and related components. The Company also manufactures door systems for military and recreational vehicles and injection molded thermoplastic products and other products primarily for sale to the automotive industry. The Company's products are sold to major North American transportation original equipment manufacturers ("OEMs") including Ford, Chrysler, General Motors, AutoAlliance International, Inc. (a joint venture between Ford and Mazda), Mitsubishi, Nissan, Fleetwood, Winnebago, Navistar, Paccar (Peterbilt and Kenworth trucks) and the manufacturers of virtually all of the intra and intercity buses in the United States and Canada.

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

Technical Innovation. The Company's most significant innovative achievement has been the development of reaction injection molded ("RIM") modular windows in the mid-1980's. This value-added product resulted from a long internal development effort and accounted for 30% of net sales in 1995. In recent years, as automotive OEMs increasingly shifted design, innovation, quality and product improvement responsibility to their suppliers, the Company increased its research, engineering and development expenditures (from $2.7 million in 1989 to $12.9 million in 1995),including the addition of an advanced design group and Company-wide computer-aided design capability. The Company has also added more sophisticated program management and complex manufacturing information systems. The Company's capabilities now include prototype and product development, specification testing and manufacturing engineering assistance. This has resulted in increased opportunities for the Company to participate earlier in the product planning process and to add value by furnishing engineering and design services and providing a broader range of parts required for vehicle assembly.

Quality Excellence. The Company emphasizes a continuous improvement philosophy to its employees on all facets of operations including product quality. As a result of its commitment to quality, the Company has achieved Q1 and Pentastar quality ratings at its key manufacturing plants from Ford and Chrysler, respectively, and has received quality awards from Fleetwood (a recreational vehicle OEM), Nissan and other OEMs. The Company has been designated a full services supplier for regulators by Ford and expects this designation for windows soon. At the corporate technical center, engineers examine the Company's and its competitors' products to evaluate alternative designs, suggest marketing opportunities and solve potential production problems, all of which serve to improve and maintain the Company's stringent quality standards.

Competitive Cost. The Company strives to achieve a competitive cost to its customers through its emphasis on quality excellence and its involvement in the early stages of product development. The Company is a highly reliable and timely supplier able to meet its customers' demanding delivery requirements, while constantly focusing on reducing OEM inventory levels.

Strategic Alliances. In 1986, Ford entered into a supply agreement (the "Supply Agreement") with the Company. Pursuant to the Supply Agreement, Ford agreed to purchase from the Company at least 70% of the requirements by dollar volume of Ford and Ford Canada for modular framed glass parts using RIM and polyvinyl chloride ("PVC") technology, commencing with the 1990 model year. Ford's purchase obligations are contingent upon the Company being competitive as to technology, quality, service, price and delivery. The Supply Agreement, which is currently scheduled to expire at the end of the 1998 model year, has been complemented by a supply agreement between Ford and the Company dated January 31, 1994 (the "1994 Supply Agreement"), which extends through the 1998 calendar year and which provides for Ford to purchase 100% of its requirements for those parts currently supplied by the Company (including parts other than modular windows), subject to specified annual price reductions. Since 1990, the Company has and is continuing to supply at least 70% of Ford's requirements for modular framed glass, which have predominately been modular windows using RIM technology. The Company works closely with Ford during the development and production by Ford of new products utilizing parts supplied by the Company, and net sales to Ford have increased from $26.7 million in 1985 to $413.1 million in 1995. The Company also benefits from an exclusive purchase and supply agreement with H.S. Die & Engineering of Grand Rapids, Michigan. H.S. Die supplies the molds (i.e.,tooling) to the Company necessary to manufacture modular windows. Working closely with OEMs and H.S. Die, the Company is able to move rapidly from design to finished tooling for modular windows. As a result of this alliance, preproduction lead-times on new programs have been decreased by more than a year, which was demonstrated in Ford's development of the latest Mustang model. Another strategic alliance links the Company with Schade KG, a modular and conventional window and door systems supplier located in Plettenberg, Germany. Pursuant to a Reciprocal Technology License and Cooperative Venture Agreement, both companies have cooperated in developing new business proposals. Schade helped the Company develop technical capabilities in PVC modular windows. The Company commenced production of PVC modular windows in 1993 and currently supplies PVC modular windows for several models. In addition, technology acquired from the Company's alliance with Schade enabled the Company to supply door frames for General Motors' 1995 and 1996 Saturn Coupe. In 1992, the Company formed a joint venture with Pollone S.A., a Brazilian automotive parts supplier, for the purpose of supplying encapsulated window assemblies to South American automakers. Located near Sao Paulo, Brazil, the joint venture, Pollexco, is owned 49% by the Company and 51% by Pollone, S.A. Production of products for Volkswagen began in late 1993.

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

Market Description and Industry Factors

Automotive Market
General. The overall market for new cars and light trucks in North America is large and cyclical, with long-term average annual growth of 1% to 2%. However, considerable growth or decline routinely occurs within specific product segments or model lines. In particular, light truck sales have grown rapidly over the last 15 years as compared to the demand for cars. This growth in light truck demand primarily reflects the increased use of mini-vans and sport utility vehicles. The Company believes it will continue to be well-positioned as a supplier of window systems to OEMs in this higher growth market segment.

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

Transplants. Over the last ten years, Japanese manufactured vehicles have gained an increasing share of the North American market. In addition, a growing percentage of such vehicles are being made at North American operations of Japanese manufacturers ("Transplants"). Transplants receive component parts from a variety of sources including suppliers in Japan, Japanese suppliers who establish U.S. facilities and existing U.S. component suppliers. Because of the current market share of the Transplants, supplying them is an attractive opportunity. To date, the Company has been selected to supply window systems for certain Nissan, Mazda and Mitsubishi models manufactured in North America and to supply fixed vent windows for the BMW model built in South Carolina.

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

The Company utilizes RIM technology and also PVC injection molding technology to manufacture modular windows. In RIM technology, liquids are mixed and fed into a mold that holds glass, framing and fastening components. The mixture polymerizes,and the completed module is removed, trimmed, cleaned, inspected and packed for shipment. In PVC injection molding, solid plastic subjected to high temperature and pressure flows in liquid form into the mold where it reverts without chemical reaction to a solid.

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

                       (Amounts in thousands)
                          Fiscal Year Ended
                      12/31/93         12/31/94         12/30/95
                    Net              Net               Net
                    Sales      %     Sales       %     Sales     %
Ford              $373,116  72%    $434,189   71%    $413,095  69%
Chrysler            56,445  11       69,881   12       65,104  11
General Motors      20,109   4       24,637    4       37,799   6
Other               66,011  13       78,476   13       80,016  14
Total             $515,681 100%    $607,183  100%    $596,014 100%
/TABLE

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

In the non-automotive markets, the Company sells various types of conventional window systems to North American OEMs of medium and heavy trucks, recreational vehicles and buses. The Company is the dominant supplier of wing ventilator windows for medium and heavy trucks manufactured in the United States and Canada. The Company's customers include Navistar, Freightliner, Volvo GM Heavy Truck Corp., MackTruck, Paccar (Kenworth and Peterbilt models) and Ford. The Company supplies aluminum framed window systems to Fleetwood and Winnebago, the leading recreational vehicle OEMs in North America, as well as a number of other recreational vehicle manufacturers. The Company is the dominant supplier of metal framed window systems to intra and intercity bus OEMs.

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

Research, Engineering and Development

The Company expended approximately $9.8 million, $10.9 million and $12.9 million on research, engineering and development during 1993, 1994 and 1995, respectively. These increased expenditures have improved significantly the Company's capacity to provide complete engineering and design services to support its product lines. The Company also has a corporate technical center in Elkhart, Indiana for basic research and development, as well as a large engineering and design staff in the Detroit area which works closely with automotive OEMs during all phases of new product development and production.

Foreign Operations

In 1995, the Company sold its manufacturing facility in Aurora, Ontario, Canada. The financial information concerning the Canadian operations of the Company is set forth in Note 15 to the Company's Consolidated Financial Statements included elsewhere herein. In 1994, the Company terminated its lease for a manufacturing facility in Juarez, Mexico and consolidated its operations in Pikeville, Tennessee.

Employees

The Company employs a total of approximately 3,700 persons, of whom approximately 18% are covered by collective bargaining agreements. The Company believes its relationship with its employees is good.

Environmental Matters

The Company believes it is in substantial compliance with federal, state, local and foreign laws regarding discharge of materials into the environment and does not anticipate any material adverse effect on its future earnings, capital expenditures or competitive position as a result of compliance with such laws.

For a discussion of potential environmental liabilities, see
"Management's Discussion and Analysis of Financial Condition and
Results of Operations--Liquidity and Capital Resources" and Note 7 to the Company's Consolidated Financial Statements included elsewhere herein.

Item 2.   Properties

The Company operates 9 manufacturing facilities, all of which are in good condition. The Company manufactures framed window assemblies at its Elkhart, Jacksonville, LaGrange, Lawrenceburg, Fulton and Toledo manufacturing facilities. Injection molded thermoplastic parts are manufactured at the Bowling Green and Mishawaka facilities. Window regulator systems, latches and related components are manufactured at the Jacksonville and Pikeville facilities. Except as noted below, the Company owns all of these facilities.

                                        Approximate
                                        Building Size
     Location                           (in square feet)
     [S]                                [C]
     Elkhart                            270,000 (1)
     Jacksonville, Florida              260,000
     LaGrange, Indiana                  140,000
     Lawrenceburg, Tennessee            150,000
     Fulton, Kentucky                    80,000 (2)
     Bowling Green, Kentucky             32,000
     Mishawaka, Indiana                 120,000 (3)
     Toledo, Ohio                        61,000 (4)
     Pikeville,Tennessee                101,900 (5)
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

Item 4.   Submission of Matters to Vote of Security Holders

None

                   Executive Officers of the Company

The names and ages of all executive officers of the Company, all positions and offices held by each of them and the period during which each such person has served in these offices and positions is set forth below:


Name                     Age  Position and Offices
[S]                      [C]  [C]
James O. Futterknecht, Jr.49  Chairman, President and Chief
                              Executive Officer
Joseph A. Robinson        57  Secretary, Treasurer and Chief
                              Financial Officer
James E. Crawford         49  Vice President and Managing
                              Director-Value Management and Product

                              Research and Development
Louis R. Csokasy          48  Vice President and Managing
                              Director-Automotive
                              Window and Door Systems
Terrance L. Lindberg      53  Vice President and Managing
                              Director-RV, Mass Transit and Heavy
                              Truck Window and Door Systems James M.
Krzyzewski                48  Vice President and Managing
                              Director-Plastic Products
Michael C. Paquette       54  Vice President, Corporate Human
                              Resources

Mr. Futterknecht joined the Company in 1970, was Vice President - Corporate Sales from 1976 until 1984, was Vice President - Automotive Products from 1984 until 1987, was Vice President - Automotive Sales and Engineering from 1987 to 1990, was Executive Vice President from 1990 to 1992, and was President and Chief Operating Officer from 1992 to 1995. He was appointed as a director in 1992 and elected as Chairman and Chief Executive Officer in September of 1995.

Mr. Robinson joined the Company as Secretary, Treasurer and Chief Financial Officer in December 1991 and was appointed as a director in 1992. Prior to that time, he was employed by the Standard Products Co., a manufacturer of automotive parts as Vice President from 1990 to 1991 and as Vice President - Finance from 1976 to 1990.

Mr. Crawford joined the Company in 1978, was Product Engineering Manager from 1979 until 1984, was Vice President - Engineering/Research from 1984 until 1987, Vice President - Modular Operations from 1987 to 1988, Vice President - Group Operations/Modular Products from 1988 to 1992, and Vice President
-
 Product Development and Value Engineering from 1992 to 1995. He is currently Vice President and Managing Director - Value Management and Product Research and Development.

Mr. Csokasy joined the Company in 1972. He was General Manager - Recreational Vehicles from 1985 to 1987, Manager of Corporate Engineering from 1987 to 1990, Vice President - Engineering from 1990 to 1992, and Vice President - Engineering and Quality from 1992 to 1995. He is currently Vice President and Managing Director -Automotive Window and Door Systems.

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

Mr. Krzyzewski joined the Company in 1975, was General Manager of the Belvedere division from 1984 to 1987, was Manager, Business Strategy and Development from 1987 to 1990, and was Director, Business Strategy and Development from 1990 to 1995. He is currently Vice President and Managing Director, Plastic Products.

Mr. Paquette joined the Company in 1995 as Vice President,
Corporate Human Resources. Prior to that and since 1983, he was Vice President of Human Resources for the Power Generation Group of Cummins Engine Company, a Columbus, Indiana manufacturer of diesel engines and related components.


                               PART II.

Item 5.   Market for the Registrant's Common Stock and Related
Shareholder Matters

The Common Shares were traded on the American Stock Exchange until December 12, 1995 and thereafter on the New York Stock Exchange under the symbol EXC. The following table sets forth for the fiscal periods indicated the high and low sale prices of the Common Shares, as reported by the New York Stock Exchange and the American Stock Exchange, as applicable, and dividends declared per share.


                                                  Dividends
                                Share Prices       Declared
                               High      Low      Per Share

Fiscal Year Ended December 31, 1994:
[S]                           [C]       [C]       [C]
1st Quarter                   20.250    16.250    .08
2nd Quarter                   19.250    14.875    .09
3rd Quarter                   17.875    14.750    .09
4th Quarter                   15.875    13.000    .11
Fiscal Year Ended December 30, 1995:
[S]                           [C]       [C]       [C]
1st Quarter                   14.250    12.625    .11
2nd Quarter                   14.500    12.625    .11
3rd Quarter                   14.375    12.625    .11
4th Quarter                   13.000    11.625    .11

As of February 23, 1996, there were 554 holders of record of the Common Shares.

The Company has paid cash dividends every quarter since becoming a public company in April 1984. The Company intends to continue to pay quarterly cash dividends on its Common Shares, but the payment of dividends and the amount and timing of such dividends will depend upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

Item 6.   Selected Financial Data

              SELECTED CONSOLIDATED FINANCIAL INFORMATION
          (Amounts in thousands, except per share amounts)

The following table presents selected consolidated financial data of the Company as of and for the five fiscal years ended December 30, 1995. The selected consolidated financial data have been derived from audited consolidated financial statements of the Company. Such selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein. The comparability of the results for the periods presented is significantly affected by certain events, as described in "Management's Discussion and Analysis of Financial Condition and Results ofOperations--General."

Income Statement Data:

                                     Fiscal Year Ended,
                         December 31,                 December 30,
               1991       1992       1993       1994       1995
Net sales   $352,268   $426,873   $515,681   $607,183   $596,014
Cost of goods
 sold        321,058    383,258    463,943    545,817    540,716
Gross profit  31,210     43,615     51,738     61,366     55,298
Selling, administrative
 and engineering
 expenses     25,205     28,262     30,054     32,723     32,973
Restructuring
 charge (1)     ---       4,500      ---        ---        ---
Disposal of
 Canadian
 facility (1)   ---        ---        ---        ---        1,582
Other income
 (expense), net (216)       713      2,015      2,145       3,805
Interest
 expense       5,516      5,555      3,474      3,406       3,322
Income before income taxes and
 cumulative effect of changes in
 accounting      273      6,011     20,225     27,382      24,390
Income tax
 provision       122      2,434      7,785     10,131       8,125
Income before cumulative effect
 of changes
 in accounting   151      3,577     12,440     17,251      16,265
Cumulative effect
 of adoption of
 SFAS 106
 and 109        ---       3,195      ---        ---          ---
Net income       151        382     12,440     17,251      16,265
Net income (loss) per share:
 Before cumulative effect
 of changes in accounting:
 Primary         .02        .47       1.23       1.60       1.52
 Fully diluted   .02        .47       1.15       1.46       1.41
Cumulative effect of
 adoption of
 SFAS 106 and 109:
 Primary        ---        (.42)      ---        ---        ---
 Fully diluted  ---        (.42)      ---        ---        ---
Net income:
 Primary         .02        .05       1.23       1.60       1.52
 Fully diluted   .02        .05       1.15       1.46       1.41
Cash dividends
 per share       .24        .24        .30        .37        .44
Average shares
 outstanding   6,488      7,553     10,122     10,805     10,690
Balance Sheet Data:
                         December 31,                December 30,
                 1991       1992       1993       1994       1995
Working Capital$ 42,517   $ 60,331   $ 94,761   $ 96,145   $ 91,453

Property, plant
 and equipment   48,445     42,064     49,746     62,876     68,997

 Total assets   150,645    182,096    229,316    254,630    269,518

Short-term debt (includes
 current portion of
 long-term debt)  4,025      1,561      1,553      1,358      9,164

Long-term debt
 (less current
 portion)        46,743     34,592     35,094     33,578     24,021

Shareholders'
 equity          48,181     67,030    106,436    122,643    134,317

Book value
 per share         7.41       7.83      10.07      11.48      12.55

Long-term debt
 to total
 capitalization      49%        34%        25%        21%       15%

(1) In 1992, the Company provided a reserve of $4,500 for restructuring costs; and in 1995, the Company realized a gain on the disposal of the Canadian facility. See Note 15 to the Company's Consolidated Financial Statements.

Item 7.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

General

The Company was founded in 1928 and became a public company in April 1984. Since 1984, the Company has expanded sales internally and through several strategic acquisitions designed to complement the Company's businesses. In January 1986, the Company acquired Irvin Industries, Inc.'s wing ventilator window business operated in Jacksonville, Florida. Later in 1986, the Company consummated a private placement of Common Shares to Ford in exchange for cash, a long-term supply contract and a Ford subsidiary engaged in the manufacture and sale of modular window systems. In 1988, the Company acquired Nyloncraft, Inc. which manufactures injection molded thermoplastic products primarily for the automotive industry. In 1990, the Company acquired the window regulator business operated by Hoover Universal, Inc., a subsidiary of Johnson Controls, Inc., which the Company now operates under the name "Excel Systems." The comparability of the Company's results on a period-to-period basis is significantly affected by such acquisitions.

Results of Operations

1995 Compared to 1994
Sales for the year ended December 30, 1995 totaled $596.0 million, down $11.2 million or 2% from the preceding year. This decrease occurred primarily in sales of modular windows for passenger cars which were down 19%. North American light vehicle production for 1995 was down 1.3% when compared to 1994. The Company's largest customer, Ford Motor Company, reported passenger car production in 1995 was 14% lower than the previous year.

     Gross profit totaled $55.3 million, or 9.3% of sales, as compared with $61.4 million, or 10.1% of sales for the prior year. The decrease in 1995 compared to 1994 was due to the decreased sales, a change in product mix, a shortfall of cost reductions against customer productivity commitments and the adverse impact of new program launch costs.

     Selling, administrative and engineering expenses totaled $33.0 million for 1995, an increase of .8% or $.3 million, from 1994. 1995 expenses reflect higher costs in salaries and consulting fees (for Employee Empowerment Training and Kaizen activities) being offset by lower executive incentive compensation. As a percent of sales, selling, administrative and engineering expenses increased to 5.5% in 1995 as compared to 5.4% in 1994.

     Interest costs of $3.3 million for 1995 were similar to the $3.4 million incurred in 1994. Other income of $3.8 million in 1995 increased from $2.1 million in 1994 due to receiving $1.5 million in executive life insurance proceeds. Interest income (included in other income) increased from $1.8 million in 1994 to $2.1 million in 1995 due to higher interest rates.

     The income tax provision was 33.3% of pre-tax income in 1995, down from 37% in the preceding year. The 1995 percentage reflected not only the impact of the non-taxable executive life insurance proceeds but also the continuation of investing in tax-free securities.

     Included in 1995 is a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring was completed with the sale of the shares of Metalcraft.

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

     Interest costs of $3.4 million for 1994 were similar to the $3.5 million incurred in 1993, and other income of $2.1 million in 1994 was similar to the $2.0 million in 1993. Interest income (included in other income) dropped from $1.9 million in 1993 to $1.8 million in 1994 due to switching investments from taxable to tax-free securities.

     The income tax provision was 37% of pre-tax income in 1994, down from 38.5% in the preceding year. The 1994 percentage reflected the impact of certain tax credits and investing in tax-free securities.

     In 1992, the Company provided an allowance of $4.5 million for restructuring costs. This charge represented estimated costs to downsize its Excel Metalcraft,Ltd. (Metalcraft) plant and relocate production of certain light truck and van windows to other manufacturing plants of the Company. Totals of $1.8 million in 1994, and $1.0 million in 1993 were incurred to relocate a portion of the production and downsize this facility.

Liquidity and Capital Resources

Working capital totaled $91.5 million as of December 30, 1995, and the current ratio was 1.99 to 1. Cash and marketable securities totaled $37.8 million as of December 30, 1995.

     In 1995, cash flow from operations totaled $22.2 million. Cash expenditures for capital equipment amounted to $21.7 million, and dividends totaled $4.7 million. In addition, payments of long-term debt totaled $1.8 million. Overall, cash and marketable securities decreased $1.9 million in 1995.

     Long-term debt totaled $24.0 million as of December 30, 1995, or 15% of total capitalization. Included in this amount is $22 million of the Convertible Notes issued in January 1990 to affiliates of CIGNA Corporation and Textron, Inc. The principal balance of each Convertible Note is convertible, at the option of the holder, into Common Shares at a current price of $13.214 per share.

     Capital expenditures for 1996 are budgeted at $23.6 million.
The Company's cash balances, operating cash flows and short-term lines of credit are expected to be adequate for anticipated operating requirements in 1996.

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

     On March 4, the Company signed a definitive agreement to purchase 100% of the outstanding common stock of Anderson Industries, Inc. (Anderson) for approximately $57,800,000 in cash, and warrants. The warrants are for 381,000 shares of Excel common stock and are exercisable at $13.25 per share for a period of five years from the closing date of the purchase. Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive, manufactured housing and recreational vehicle industries and is headquartered in Rockford, Illinois. The Company has negotiated a borrowing facility that becomes available concurrent with the closing of the transaction. The transaction is expected to close on or about March 31,1996.

Inflation

The impact of inflation on operating results for the years 1995, 1994 and 1993 was not significant. Raw material costs during these periods have increased; however, use of LIFO inventory methods by the Company has minimized any impact from inflation. The majority of the Company's property, plant and equipment is of recent purchase, and depreciation charges are based on historical cost.

Item 8.   Financial Statements and Supplementary Data

     Following are the consolidated financial statements of the
Company and its subsidiaries, the notes thereto, and the auditors'
report.
                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Excel Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Excel Industries, Inc. and its subsidiaries at December 30,1995 and December 31,1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
South Bend, Indiana
February 15, 1996, except for Note 16 which is dated March 4,
1996.

Excel Industries, Inc.
Consolidated Balance Sheet
(Amounts in thousands)

                                    December 30,    December 31,
                                        1995           1994
Assets
Current assets:
 Cash and short-term investments     $    391       $    175
Marketable securities                  37,416         39,520
Accounts receivable-trade, less allowances
   of $725 in 1995 and $868 in 1994    85,751         78,420
Customer tooling to be billed          26,090         16,015
Inventories                            27,298         33,576
Prepaid expenses                        7,018          8,434
Total current assets                  183,964        176,140
Property, plant and equipment:
  Land                                  1,280            945
Buildings and improvements             21,726         22,741
Machinery and equipment               116,527        101,595
Accumulated depreciation              (70,536)       (62,405)
                                       68,997         62,876

Goodwill, net of accumulated amortization
 of $3,050 in 1995 and $2,703 in 1994   6,356          6,703
Deferred income taxes and other assets 10,201          8,911
                                      $269,518       $254,630
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                    $ 57,811       $ 52,459
Accrued liabilities:
  Salaries and wages                     5,284          6,300
Income taxes                               402          3,158
Other                                   19,850         16,720
Current maturities of long-term debt     9,164          1,358
Total current liabilities               92,511         79,995
Long-term debt                          24,021         33,578
Other long-term liabilities,
 primarily employee benefits            18,669         18,414
Commitments and contingent liabilities      --             --
Shareholders' equity:  Preferred shares-no par value, 1,000 shares,

 none issued                                --             --
Common shares-no par value, 20,000 shares
 authorized; issued 11,003 and 10,974,
 respectively                            95,157         94,831
Retained earnings                        44,412         32,854
Minimum pension liability adjustment,
 net of tax                                (659)          (587)
Treasury shares at cost, 300 and 290 shares,
 respectively                            (4,593)        (4,455)
 Total shareholders' equity              134,317        122,643
                                        $269,518       $254,630
The accompanying notes are an integral part of this
statement./TABLE

Excel Industries, Inc.Consolidated Statement of Income
(Amounts in thousands, except per share amounts)

                                Fiscal Year Ended
                     December 30,   December 31,   December 31,
                          1995           1994           1993

Net sales               $596,014       $607,183       $515,681
Cost and expenses:
  Cost of goods sold     540,716        545,817        463,943
Selling, administrative and
   engineering expenses   32,973         32,723         30,054
   Disposal of Canadian
    facility              (1,582)            --             --
Interest expense           3,322          3,406          3,474
Other income, net         (3,805)        (2,145)        (2,015)
 Total costs
  and expenses           571,624        579,801        495,456
Income before
 income taxes             24,390         27,382         20,225
Provision for
 income taxes              8,125         10,131          7,785
Net income              $ 16,265       $ 17,251       $ 12,440
Net income per share:
    Primary             $   1.52       $   1.60       $   1.23
Fully diluted               1.41           1.46           1.15
Cash dividends per share$    .44       $    .37       $    .30

The accompanying notes are an integral part of this statement.

Consolidated Statement of Shareholders' Equity
(Amounts in thousands)


                                                                              Minimum
                                          Common                              Pension
                                          Shares      Common      Retained    Liability   Treasury
                                        Outstanding   Shares      Earnings    Adjustment  Shares      Total
                                                                                                                Minimum
Balance at December 31, 1992               8,558      $57,282     $10,346     $ (598)     $   --      $ 67,030

Net income                                                         12,440                               12,440
Dividends                                                          (3,171)                              (3,171)
Share offering                             2,000       30,019                                           30,019
Share options exercised                        8           51                                               51
Shares issued under employee stock
 purchase plan                                 9          185                                              185
Minimum pension liability adjustment,
 net of tax                                                                     (118)                     (118)
Balance at December 31, 1993              10,575       87,537      19,615       (716)            --    106,436

Net income                                                          17,251                              17,251
Dividends                                                           (4,012)                             (4,012)
Share offering                               380        7,032                                            7,032
Share options exercised                        3           26                                               26
Shares issued under employee stock
 purchase plan                                16          236                                              236
Minimum pension liability adjustment,
 net of tax                                                                       129                      129
Treasury shares purchased                   (290)                                         (4,455)       (4,455)

Balance at December 31, 1994              10,684       94,831       32,854       (587)     (4,455)      122,643

Net income                                                          16,265                               16,265
Dividends                                                           (4,707)                              (4,707)
Share options exercised                        7           57                                                57
Shares issued under employee stock
 purchase plan                                22          269                                               269
Minimum pension liability adjustment,
 net of tax                                                                        (72)                     (72)
Treasury shares purchased                    (10)                                            (138)         (138)

Balance at December 30, 1995              10,703       $95,157     $44,412       $ (659)   $(4,593)     $134,317

The accompanying notes are an integral part of this statement.

Excel Industries, Inc.
Consolidated Statement of Cash Flows
(Amounts in thousands)

                                     Fiscal Year Ended
                      December 30,   December 31,   December 31,
                          1995           1994           1993
[S]                     [C]            [C]             [C]
Cash flows from operating activities:
  Net income            $ 16,265       $ 17,251        $12,440
Adjustments to reconcile
  net income to net cash
  provided by operating activities:
   Depreciation and
   amortization           13,720         11,931         10,145
Deferred income taxes       (108)          (546)           548
Gain on disposal of Canadian
   facility               (1,582)            --             --
Gain on executive life
   insurance              (1,468)            --             --
   Other                     334          2,170          3,443
Changes in current assets
   and liabilities
    Accounts receivable and
     prepaid expenses     (7,486)        (8,561)       (13,418)
  Inventories and customer
     tooling              (4,802)       (10,563)        (6,395)
  Accounts payable and
     accrued liabilities   7,301          9,604          3,454
 Total adjustments         5,909          4,035         (2,223)
 Net cash provided by
  operating activities    22,174         21,286         10,217 Cash
flows from investing activities:
  Purchase of property, plant
   and equipment         (21,744)       (25,491)       (18,104)
Purchase of investments,
 net                      (2,060)           266        (39,786)
Proceeds from disposal of
 Canadian facility         6,306             --             --
Proceeds from executive
 life insurance            1,841             --             --
Other                        (31)           231           (648)
 Net cash used for
  investing activities   (15,688)       (24,994)       (58,538)
Cash flows from financing activities:
  Issuance of common shares  326          7,294         30,255
Payments of long-term debt(1,751)        (1,711)        (2,001)
Dividends                 (4,707)        (4,012)        (3,171)
Purchase of treasury
 shares                     (138)        (4,455)            --
Issuance of long-term debt    --             --          2,495
Net cash provided by
 (used for) financing
  activities              (6,270)        (2,884)        27,578 Net
change in cash
 and short-term investments  216         (6,592)       (20,743)
Cash and short-term investments at
 beginning of period         175          6,767         27,510 Cash
and short-term investments
 at end of period       $    391       $    175       $  6,767
Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest              $  3,358       $  3,433       $  3,308
Income taxes,
 net of refunds           10,380          9,138          7,996 The
accompanying notes are an integral part of this statement.

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

Net income per share
Primary net income per share is computed using the weighted average number of shares outstanding during the period. Shares used to compute primary net income per share were 10,690,000 for 1995, 10,805,000 for 1994, and 10,122,000 for 1993.

     Fully diluted earnings per share assumes, when dilutive, the conversion of the 10% convertible subordinated notes which were issued on January 2,1990.

Short-term investments and marketable securities
Short-term investments amounting to $255,000 at December 30, 1995 and $121,000 at December 31, 1994 consist of investments generally in money market funds.

     Marketable securities represent investments with maturities generally longer than 90 days which are classified as "available for sale" securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All securities mature prior to December 1996. Interest and dividends on marketable securities are included in income as earned. Realized gains or losses are determined on the specific identification method. Marketable securities are carried at fair value and consist of the following:


                              December 30,   December 31,
                                 1995           1994
                                     (000 Omitted)
[S]                             [C]             [C]
Government securities           $ 7,203         $18,917
Tax-free municipal  securities   23,713          17,403
Municipal fund par value
 preferred shares                 6,500           3,200
                                $37,416         $39,520
 Other income includes interest income of $2,113,000 in 1995, $1,812,000 in 1994, and $1,916,000 in 1993.

Inventories
Inventories in 1995 are valued at the lower of cost or market using the last-in, first-out (LIFO) cost method. Canadian inventories not on LIFO at December 31, 1994 were $819,000.

Customer tooling to be billed
Customer tooling to be billed represents costs incurred by the Company on behalf of its customers and is generally covered by purchase orders and recoverable during the next twelve months.

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

Fair Value of Financial Instruments
The Company estimates the fair value of all financial instruments where the face value differs from the fair value, primarily long-term debt, based upon quoted amounts or the current rates available for similar financial instruments. If fair value accounting had been used at December 30, 1995, instead of the historic basis accounting used in the financial statements, long-term debt would exceed the reported level by approximately $1.1 million.

Income taxes
Deferred income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Fiscal Year
The Company's fiscal year was changed in 1995 to consist of 52 or 53 weeks ending on the Saturday nearest December 31.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 3.  Research, Engineering and Development

Research, engineering and development expenditures charged to operations approximated $12,897,000 in 1995, $10,916,000 in 1994, and $9,844,000 in 1993.

 4.  Inventories
Inventories consist of the following:

                                    December 30,   December 31,
                                       1995           1994
                                          (000 Omitted)
Raw materials                          $16,911        $21,301
Work in process and finished goods      11,143         13,037
LIFO reserve                              (756)          (762)

                                       $27,298        $33,576


 5.  Pension and Other Employee Benefit Plans

Pension and profit sharing plans
The Company and its subsidiaries provide retirement benefits to substantially all employees through various pension, savings and profit sharing plans. Defined benefit plans provide pension benefits that are based on the employee's final average salary for salaried employees and stated amounts for each year of credited service for hourly employees. The Company also provides supplemental retirement benefits for certain executives.
Contributions and costs for the Company's various other benefit plans are generally determined based on the employee's annual salary. Total expense relating to the Company's various retirement plans aggregated $3,947,000 in 1995, $3,868,000 in 1994, and
$3,663,000 in 1993.

     Components of net pension expense for all defined benefit pension plans are as follows:

                                        Fiscal Year Ended
                       December 30,   December 31,   December 31,
                          1995           1994           1993
                                      (000 Omitted)
Service cost             $1,642         $1,622         $1,319
Interest cost             1,585          1,457          1,344
Actual return on assets  (3,001)           133           (617)
Net amortization
 and deferral             1,583         (1,396)          (582)
Net defined benefit
 pension expense         $1,809         $1,816         $1,464

The funded status of defined benefit pension plans is as follows:


                              December 30,   December 31,
                                    1995           1994
                                  (000 Omitted)

Plan assets at fair value       $19,855        $16,475
Projected benefit obligation     24,259         20,068
                                 (4,404)        (3,593)
Unrecognized costs                1,781          1,080
Net accrued pension costs       $(2,623)       $(2,513)
Actuarial present value of:
  Vested benefit obligations    $18,330        $15,764
  Accumulated benefit
   obligations                  $19,452        $16,623
Major assumptions:
  Discount rate                 7.5%-8.0%         8.0%
  Rate of increase in compensation 5.0%           5.0%
  Expected rate of return on plan
    assets                          8.0%           8.0%

     It is generally the Company's policy to fund the ERISA minimum contribution requirement. Plan assets are invested primarily in corporate equity securities and bonds and insurance annuity contracts.

Supplemental and other postretirement benefits
In addition to providing pension benefits, the Company provides certain healthcare benefits to substantially all active employees and postretirement healthcare benefits to management employees.
The Company is primarily self-insured for such benefits.

     The Company follows the provisions of SFAS No. 106,
"Employers'Accounting for Postretirement Benefits Other Than
Pensions" and funds these benefits on a pay-as-you-go basis. The components of net periodic postretirement benefit cost are as follows:(/TEXT>

                                Fiscal Year Ended
                      December 30,   December 31,   December 31,
                         1995           1994           1993
                                     (000 Omitted)
Service costs, benefits attributed to employee service during the
year                 $  656         $  909         $  821
Interest cost on  accumulated postretirement
 benefit obligation      482            599            578
Amortization of
 deferrals              (189)           (15)            --
Net periodic postretirement
 benefit cost         $  949         $1,493         $1,399

The decrease in net cost in 1995 is attributable to lower actual claims and higher retiree contributions than projected.

Summary information on the Company's plan is as follows:

                                   December 30,   December 31,
                                      1995           1994
                                         (000 Omitted)
Accumulated postretirement benefit obligation:
  Retirees                         $ 1,079        $ 1,171
Retirement-eligible actives            868            753
  Other active participants          5,587          5,089
Accumulated postretirement
 benefit obligation                  7,534          7,013
Unrecognized prior service costs       865          1,048
Unrecognized net gain                2,761          2,286
Accrued postretirement
 benefit costs                     $11,160        $10,347

     The discount rate used in determining the APBO was 7.75% in 1995 and 8.25% in 1994. The 1995 assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.25% declining by .5% per year to a rate of 6.0%.
In 1994, the rate was 9.75% declining by .5% per year to a rate of 6%. An increase of 1% in health care cost trend rate would increase the accrued postretirement benefit cost at December 30, 1995 by $1,627,000 and the 1995 annual expenses by $278,000.

 6.  Long-term Debt

Following is a summary of long-term debt of the Company:

                                   December 30,   December 31,
                                      1995           1994
                                          (000 Omitted)
10% Convertible subordinated notes   $30,000        $30,000
Industrial Revenue Bonds               2,879          3,961
Capital lease obligations                306            975

                                       33,185         34,936
Current maturities                    (9,164)        (1,358)

                                     $24,021        $33,578

     The convertible notes are due on December 1, 2000 and require aggregate prepayments of $8,000,000 in 1996, $7,000,000 in 1997,
$6,000,000 in 1998, $5,000,000 in 1999 and $4,000,000 in 2000.  The
holders of the notes have the option to convert their notes at any time into common shares of the Company at a current conversion price of $13.214 per share. The Notes are subject to prepayment at the option of the Company if the market value of the Company's common shares equals or exceeds 150% of the conversion price for a specified period. The note agreements provide for a current ratio of 1.5 to 1, restrict the amount of additional borrowings and limit the amount of dividends that can be paid. Currently the Company has available for payment of dividends $44,412,000 of retained earnings.

     The Company has an interest rate swap agreement which effectively converts the interest rate on $25 million of convertible notes from a fixed rate of 10% to fixed rates ranging from 5.59% to 10.0%. At December 30, 1995 the interest rate under this swap agreement approximated 10%. This swap agreement expires in February 1997. The Company estimates the fair value of this agreement to be insignificant.

     The Industrial Revenue Bonds bear interest at rates of interest tied to short-term Treasury rates. Certain plant and equipment purchased with the proceeds of the bonds collateralize these obligations.

     The Company had available unused lines of credit of approximately $5,000,000 at December 30, 1995.

     Long-term debt maturities are $9,164,000 in 1996, $8,072,000 in 1997, $6,580,000 in 1998, $5,369,000 in 1999 and $4,000,000 in
2000.

 7.  Contingencies

A chemical cleaning compound, trichloroethylene (TCE), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The
Company has been named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

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

     The Company does not believe the annual cost to the Company of monitoring groundwater and operating the soil vapor extraction system and the air-strippers will be material.  Each of the PRPs, including the Company, is jointly and severally liable for the entire amount of the EPA Costs.  Certain PRPs, including the
Company, are currently attempting to negotiate an agreed upon allocation of such liability.  The Company believes that adequate provisions have been recorded for its costs and its anticipated share of EPA costs and that its cash on hand, unused lines of credit or cash from operations are sufficient to fund any required
expenditures.     The EPA has also named the Company as a PRP for
costs at three other disposal sites.  The remedial investigations and feasibility studies have been completed, and the results of those studies forwarded to the EPA.  The studies indicated a range of viable remedial approaches, but agreement has not yet been reached with the EPA on the final remediation approach.
Furthermore, the PRPs for these sites have not reached an agreement on the allocation of costs between the PRPs.  The Company believes it either has no liability as a responsible party or that adequate provisions have been recorded for current estimates of the
Company's liability and estimated legal costs associated with the settlement of these claims.  It is reasonably possible that the
Company's recorded estimate of its obligation may change in the near term.

     There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at December 30, 1995 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

 8.  Leases

The Company leases certain of its manufacturing facilities, sales offices,transportation and other equipment. Total rental expense was approximately $2,174,000 in 1995, $2,502,000 in 1994 and
$3,416,000 in 1993. Future minimum lease payments under noncancellable operating leases are $1,136,000 in 1996, $888,000 in 1997, $226,000 in 1998 and $29,000 in 1999.

 9.  Income Taxes

     Pre-tax income reported by U.S. and foreign subsidiaries was as follows:


                                      Fiscal Year Ended
                  December 30,   December 31,   December 31,
                     1995           1994           1993
                                 (000 Omitted)
United States         $24,390        $25,517        $17,933
Foreign                   --          1,865          2,292

                      $24,390        $27,382        $20,225

The provision (benefit) for income taxes is summarized below:

                                Fiscal Year Ended
                    December 30,   December 31,   December 31,
                     1995           1994           1993
                                (000 Omitted)
Current:
  U.S. federal        $7,213         $ 8,713        $ 6,049
Foreign                   --             484            465
State                  1,020           1,480            645

                        8,233          10,677          7,159
Deferred:
  U.S. federal          (142)           (947)          (317)
Foreign                   --             132            941
State                     34             269              2

                         (108)           (546)           626

                       $8,125         $10,131        $ 7,785

 Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At December 30, 1995, current deferred income tax assets of $4,434,000 are classified as prepaid expenses, and long-term U.S. deferred income tax assets of $4,371,000 are classified as other assets.

     Deferred income taxes are comprised of the following at December 30, 1995 and December 31, 1994:


                                  December 30,   December 31,
                                     1995           1994
                                         (000 Omitted)

Gross deferred tax liabilities
 Property, plant and equipment      $ 2,407        $ 2,079
Inventories                             524            170
  Other                                 580            585
                                      3,511          2,834
Gross deferred tax assets
  Pension and postretirement
   benefit obligations                 7,227          6,789
Restructuring reserve                     --            687
   Other accrued liabilities           4,958          3,895
   Loss carryforwards                    131            304
Foreign tax credit carryforward          375             --

                                       12,691         11,675
Valuation allowance                    (375)            --
Net deferred tax assets              $ 8,805        $ 8,841

During 1995, the Company recorded a valuation allowance equal to the foreign tax credit carryforward generated by the sale of its Canadian subsidiary.

     The provision for income taxes computed by applying the Federal statutory rate to income before income taxes is reconciled to the recorded provision as follows:

                                    Fiscal Year Ended
                     December 30,   December 31,   December 31,
                        1995           1994           1993
                                    (000 Omitted)
Tax at United States
 statutory rate       $8,537         $ 9,584        $7,079
State income taxes,
 net of federal
 benefit                 685           1,137           421
Canadian rate
 differential on
 income                   --             170           344
Research and
 development
 tax credits            (150)           (250)         (250)
Non-taxable interest
 income                 (455)           (393)         (188)
Gain on executive
 life insurance         (514)             --            --
Other                     22            (117)          379
                      $8,125         $10,131        $7,785

     The Company possesses approximately $2,982,000 of U.S.
state income tax loss carryforwards which expire in 2007. The foreign tax credit carryforwards expire in 2000.

10.  Segment Information and Major Customers

The Company operates in predominately one industry segment in the United States: the design, engineering and manufacture of certain components sold to manufacturers in the ground transportation industry.

     Sales to three major customers, Ford Motor Company, Chrysler
Corporation, and General Motors Corporation, were approximately
69%, 11%, and 6%, respectively, of the Company's net sales in 1995 as compared to 71%, 12% and 4% in 1994 and 72%, 11% and 4% in 1993.

Accounts receivable from Ford Motor Company, Chrysler Corporation, and General Motors Corporation approximated 85% of trade accounts receivable at December 30, 1995 and 88% at December 31, 1994.
Sales to customers outside of the United States and Canada were not significant.

11.  Common Shares

On May 5, 1994, the shareholders approved a new 1994 Stock
Compensation Plan (the Plan). The Plan reserves 500,000 common shares for issuance to officers, other key employees and non-employee directors. The Plan provides that options may be granted at not less than fair market value and if not exercised, expire ten years from the date of grant. Generally, the options become exercisable at the rate of 25% per year commencing one year from the date of grant. At December 30, 1995, there were 244,500 shares reserved for future grants.

     In addition, the Company has outstanding under a 1984 Plan, incentive stock options for 8,250 shares at an average exercise price of $5.227. The 1984 Plan expired and no further options may be granted under it.

     The following table sets forth stock option activity for 1995.


                                                 Range of
                            Shares                Prices

Stock options outstanding
 at December 31, 1994          291,750             $5.227-$18.125
Options granted                271,500                 12.375
Options exercised               (7,500)                 7.614
Options canceled              (292,000)             12.375-18.125
Stock options outstanding
 at December 30, 1995          263,750               5.227-18.125

  The Company has an employee stock purchase plan and has reserved 316,255 common shares for this purpose. The plan allows eligible employees to authorize payroll withholdings which are used to purchase common shares from the Company at ninety percent (90%) of the closing price of the common shares on the date of purchase.
Through December 30, 1995, 133,745 shares had been issued under the plan.

     The Company has reserved 2,270,319 common shares for possible future issuance in connection with its $30,000,000 convertible notes issued on January 2, 1990.

     In 1996, the Company will adopt SFAS No. 123, "Accounting for
Stock Based Compensation" through disclosure only.     On December
21, 1995, the Company announced that its Board of Directors adopted a shareholders' rights plan.  The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders.  The rights were issued to shareholders of record on January 22,1996 and will expire on January 22, 2006.

     The plan provides for the issuance of one right for each outstanding share of the Company's Common Stock. The rights will become exercisable only if a person or group acquires or announces a tender offer to acquire 20% or more of the Company's outstanding voting stock. Each right entitles the holder to buy one one-hundredth share of a newly authorized series of preferred stock from the Company. Also, after such acquisition all rights holders except the acquirer will be entitled to purchase common shares at one-half of the then current market price of the common shares.
Any activity regarding this plan would have a dilutive effect on earnings per share calculations.

12.  Related Party Transactions

On March 24, 1994, Ford Motor Company (Ford) and Ford Motor Company
Fund disposed of their combined 24% ownership in the Company through a secondary public offering. Ford owned 24% of the Company's common shares at December 31, 1993. Significant related party transactions in 1993 included product sales of $373,000,000 and product purchases of $124,000,000.

13.  Quarterly Results of Operations (Unaudited)

The following table sets forth in summary form the quarterly results of operations for the fiscal years ended December 30, 1995 and December 31, 1994.


                    (Amounts in thousands except per share amounts)

                                        1995
                       First    Second     Third    Fourth
                     Quarter   Quarter   Quarter   Quarter
Net sales           $161,989  $158,749  $126,867  $148,409
Gross profit          17,013    15,362     9,119    13,804
Net income             6,256     4,068     2,300     3,641
Net income per share
  Primary           $    .59  $    .38  $    .22  $    .34
  Fully diluted          .52       .35       .22       .32

                                            1994
                      First    Second     Third    Fourth
                    Quarter   Quarter   Quarter   Quarter

Net sales           $151,972  $161,722  $144,060  $149,429
Gross profit          16,497    17,289    12,756    14,824
Net income             5,138     5,426     2,844     3,843
Net income per share
  Primary           $    .48  $    .50  $    .26  $    .36
  Fully diluted          .44       .45       .25       .33

14.  Executive Life Insurance Proceeds

Included in other income in the third quarter of 1995 is $1,468,000 for the net gain from executive life insurance.

15.  Disposal of Canadian Facility

Included in the first quarter of 1995 is a gain on the disposition of Excel Metalcraft, Ltd., (Metalcraft) located in Aurora, Ontario in the amount of$1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring was completed with the sale of the shares of Metalcraft. Metalcraft had net sales of $935,000 in 1995, $20,494,000 in 1994 and $36,074,000 in 1993. Total assets of the Canadian subsidiary were approximately $7,368,000 at December
31, 1994.

16.  Subsequent Event

On March 4, the Company signed a definitive agreement to purchase 100% of the outstanding common stock of Anderson Industries, Inc. (Anderson) for approximately $57,800,000 in cash, and warrants.
The warrants are for 381,000 shares of Excel common stock and are exercisable at $13.25 per share for a period of five years from the closing date of the purchase. Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive, manufactured housing and recreational vehicle industries and is headquartered in Rockford, Illinois. The Company has negotiated a borrowing facility that becomes available concurrent with the closing of the transaction. The transaction is expected to close on or about March 31, 1996.

     Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

    None

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the caption "ELECTION OF DIRECTORS" in the Company's proxy statement for the 1996 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement has previously been filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information set forth under the captions "Compensation of Directors," "Compensation of Executive Officers," "Summary
Compensation Table," "Options,""Pension Plan," "Deferred
Compensation Plans" and "Executive Separation Agreements"in the
Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information set forth under the captions "Outstanding Shares," "Principal Shareholders," and "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the caption "Board Meetings and Committees" in the Proxy Statement is incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1)   Financial Statements

          The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report.


   Report of Independent Accountants
   Consolidated Balance Sheet - December 30, 1995 and December 31,
1994
   Consolidated Statement of Income - Fiscal years ended December 30, 1995, December 31, 1994 and 1993
   Consolidated Statement of Shareholders' Equity - Fiscal years ended December 30, 1995, December 31, 1994 and 1993
Consolidated Statement of Cash Flows - Fiscal years ended December 30, 1995, December 31, 1994 and 1993
   Notes to Consolidated Financial Statements

     (a) (2)   Financial Statement Schedule

The following financial statement schedule is included with this report:
    Report of Independent Accountants on Financial Statement
Schedule     II   -    Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (a) (3)   Exhibits

The list of exhibits contained in the Exhibit Index immediately following the signature page of this Form 10-K is incorporated herein by reference.

     (b)       Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 30, 1995.
                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXCEL INDUSTRIES, INC.

March 27, 1996                     By:  /s/ James O. Futterknecht
                                            James O. Futterknecht,
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 1996                      /s/ James O. Futterknecht
                                        James O. Futterknecht,
                                    Chairman of the Board,
                                President and Chief
                         Executive Officer
                                        (Principal Executive
                                   Officer)

March 27, 1996                      /s/ Joseph A. Robinson
                                        Joseph A. Robinson,
                                 Secretary-Treasurer
                                 and Chief Financial Officer
                                  (Principal Financial and
                                 Accounting Officer)

March 27, 1996                      /s/ John G. Keane
                                        John G. Keane, Director

March 27, 1996                      /s/ Richard A. Place
                                        Richard A. Place, Director

March 27, 1996                      /s/ James K. Sommer
                                        James K. Sommer, Director

March 27, 1996                      /s/ Ralph R. Whitney
                                        Ralph R. Whitney, Jr.,
                                    Director

                   REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Excel Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 15, 1996, except for Note 16 which is dated March 4, 1996, appearing on page 19 of the 1995 Annual Report to Shareholders of Excel Industries, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
South Bend, Indiana
February 15, 1996

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                             SCHEDULE II
                                  Balance at   Additions                   Balance
                                  beginning    charged                      end of
Classification                    of period     expense     Deductions*    period
Year ended December 31, 1993:

Allowance for uncollectible
 accounts receivable              $725,000     $167,000     $(167,000)     $725,000

Year ended December 31, 1994:

Allowance for uncollectible
 accounts receivable              $725,000     $151,000     $  (8,000)     $868,000

Year ended December 30, 1995

Allowance for uncollectible
 accounts receivable              $868,000     $  8,000     $(151,000)     $725,000

 * Primarily reflects write-offs of uncollectible accounts, net of recoveries of amounts previously written off.

        EXHIBIT INDEX
                                                  Page No.
Exhibit                                           In Manually
Number    Description of Exhibit                  Signed Copy

(3.1)     Articles of Incorporation of the Company as
          amended effective January 5, 1996....

(3.2)     Clause (h) of Article VI, Section 2 of the
          Articles of Incorporation of the Company as
          added effective January 5, 1996....

(3.3)     Amendment to the Code of By-Laws of the
          Company effective December 21, 1995....

(3.4)     The Code of By-Laws of the Company as
          amended effective December 21, 1995....

(4.1)     A specimen of the certificate
          representing the Common Stock of the
          Company was filed as Exhibit 4.1 to the
          Company's Amendment No. 1 to the
          Registration Statement on Form S-1 filed on
          April 3, 1984 (Reg. No. 2-89521) and is
          incorporated herein by reference

(4.2)     Article VI, Section 2-5, Article VII
          and Article XII, Section 1 of the Articles of Incorporation of the Company are included as part of Exhibit 3.1 above

(4.3)     Articles X, XI, XV, XVI, XXIV of the Code of
          By-Laws of the Company are included as part of Exhibit 3.4 above

(4.4)     Rights Agreement between the Company and
          Chemical Mellon Shareholder Services
          L.L.C., as Rights Agent, was filed as
          Exhibit 4 to the Company's Current Report on Form 8-K filed January 8, 1996 and is incorporated herein by reference

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

(10.10)*  Excel Industries, Inc. and Subsidiaries
          Incentive Compensation Plan was filed on
          Exhibit 10.14 to the Company's Annual
          Report on Form 10-K filed March 26, 1993, and is incorporated herein by reference.

(10.11)   Lease Extension Agreement dated
          September 17, 1992 between the Company and
          Willis Day Properties, Inc. (for the Toledo facility) was filed on Exhibit 10.15 to the Company's Annual Report on Form 10-K filed
          March 26, 1993, and is incorporated herein by reference

(10.12)   Purchase Agreement between the Company and
          Ford Motor Company dated January 31, 1994 was filed on Exhibit 10.13 to the Company's
          Annual Report on Form 10-K filed March 29,
          1994, and is incorporated herein by
          reference.

(10.13)*  Form of Executive Separation Agreements
          between the Company and the following
          persons:  James O. Futterknecht, Jr.,
          Joseph A. Robinson, Louis R. Csokasy,
          James E. Crawford, Terrance L. Lindberg,
          Michael C. Paquette and James M.
          Krzyzewski....

(11)      Not Applicable

(12)      Not Applicable

(13)      Not Applicable

(16)      Not Applicable

(21)      List of the Company's subsidiaries.........

(22)      Not Applicable

(23)      Consent of Independent Accountants.....

(24)      Not Applicable

(27)      Financial Data Schedule.....

(28)      Not Applicable


* Management contract or compensation plan or arrangement.