Form 10-Q
period 1996-03-30
EXCEL INDUSTRIES INC
filed 1996-05-14
CIK 740868

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


                  ____________________________


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  ____________________________


          For the Quarterly Period Ended March 30, 1996

                   Commission File No. 1-8684



                  Excel Industries, Inc.
     (Exact name of registrant as specified in its charter)

     Indiana                                  35-1551685
(State or other jurisdiction       (IRS Employer Identification
of incorporation or organization)            Number)


          1120 North Main Street, Elkhart,Indiana 46514
       (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (219)
                                                     264-2131

Indicate by "X" whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter perior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 9, 1996, there were outstanding 10,708,320 common
shares, no par value.
                     EXCEL INDUSTRIES, INC.

                              Index


                                                       Page No.

PART I    Financial Information

          Consolidated Balance Sheets -
               March 30, 1996 and December 30, 1995        1

          Consolidated Statements of Income -
               Quarter Ended March 30, 1996 and
                April 1, 1995                              2

          Consolidated Statements of Shareholders'
           Equity -
               Quarter Ended March 30, 1996 and
                April 1, 1995                              3

          Consolidated Statements of Cash Flows -
               Quarter Ended March 30, 1996 and
                April 1, 1995                              4

          Notes to Consolidated Financial Statements      5-8

          Management's Discussion and Analysis of
           Financial Condition and Results of Operation   9-10

PART II   Other Information                               11

          Signatures                                      12

          Financial Data Schedules                     Exhibit 27

                     EXCEL INDUSTRIES, INC.
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (in thousands of dollars)
                                        March 30,    December 30,
                                          1996             1995
ASSETS

Current assets
     Cash and short-term investments    $    622       $    391
     Marketable securities                49,230         37,416
     Accounts receivable                  92,621         85,751
     Customer tooling to be billed        19,700         26,090
     Inventories                          24,109         27,298
     Prepaid expenses                      5,616          7,018
          Total current assets           191,898        183,964

Property, plant and equipment,
   less accumulated depreciation of
   (1996 - $73,537; 1995 - $70,536)       72,100         68,997
Other assets                              16,688         16,557
                                        $280,686       $269,518

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                   $ 62,413       $ 57,811
     Accrued liabilities                  28,139         25,536
     Current portion of debt               9,166          9,164
          Total current liabilities       99,718         92,511

Long-term debt                            23,816         24,021
Other long-term liabilities               19,064         18,669
Commitments and contingent liabilities        --             --
Shareholders' equity
     Preferred shares - no par value,
     1,000 shares authorized,
     none issued                              --             --
     Common shares - authorized 20,000
     shares without par value;
     issued 1996-11,008, 1995-11,003      95,224         95,157
     Retained earnings                    48,116         44,412
     Minimum pension liability
      adjustment, net of tax                (659)          (659)
     Treasury shares, at cost,
      300 shares                          (4,593)        (4,593)
          Total shareholders' equity     138,088        134,317
                                        $280,686       $269,518

NOTE: The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date.

                     EXCEL INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (thousands, except per share amounts)

                                             Quarter Ended
                                        March 30,      April 1,
                                          1996           1995
Net sales                               $150,607       $161,989

Cost of goods sold                       134,704        144,976
     Gross profit                         15,903         17,013
Selling, administrative and
 engineering expenses                      7,923          8,393
     Operating income                      7,980          8,620
Other income (expense):
 Interest expense                           (809)          (835)
 Disposal of Canadian facility                --          1,582
 Other income, net                           400            563
Income before income taxes                 7,571          9,930
Provision for taxes on income              2,688          3,674
     Net income                         $  4,883       $  6,256

Net income per share:
     Primary                            $    .46       $    .59
     Fully diluted                      $    .41       $    .52
Cash dividends per share                $    .11       $    .11
/TABLE

       3             EXCEL INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
     FOR THE QUARTER ENDED MARCH 30, 1996 AND APRIL 1, 1995
                    (in thousands of dollars)


                                   MINIMUM
                                   PENSION
               COMMON    RETAINED  LIABILITY TREASURY
               SHARES    EARNINGS  ADJUSTMENT SHARES   TOTAL
Balance at 12/30/95$95,157$44,412    $(659)  $(4,593)  $134,317

Net income                 4,883                          4,883

Dividends                 (1,179)                       (1,179)

Shares issued under
 employee stock
 purchase plan      67                                       67

Balance at 3/30/96$95,224$48,116     $(659)  $(4,593)  $138,088

Balance at 12/31/94$94,831$32,854    $(587)  $(4,455)  $122,643

Net income                 6,256                          6,256

Dividends                 (1,175)                        (1,175)

Purchase of 9,900
 treasury shares                                (138)      (138)

Shares issued under
 employee stock
 purchase plan      70                                       70

Balance at 4/1/95$94,901 $37,935     $(587)  $(4,593)  $127,656

/TABLE

                     EXCEL INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (in thousands of dollars)

                                                Quarter Ended
                                             March 30, April 1,
                                               1996      1995
Cash flows from operating activities
   Net income                                $  4,883  $  6,256

Adjustments to reconcile net income
 to net cash from operating activities:
     Depreciation and amortization              4,077     3,658
     Deferred income taxes and other              196       452
     Gain on disposal of Canadian facility         --    (1,582)
     Changes in current assets and
      liabilities:
      Accounts receivable and other            (5,468)  (16,173)
      Inventories and customer tooling          9,579    (7,068)
      Accounts payable and accrued
       liabilities                              7,205    21,455
      Total adjustments                        15,589       742

      Net cash provided by operating
       activities                              20,472     6,998

Cash flows from investing activities
     Purchase of property, plant and
      equipment                                (7,112)   (6,349)
     Investment in marketable securities      (11,814)   (4,430)
     Proceeds from disposal of Canadian
      facility                                     --     6,306
     Net cash used for investing activities   (18,926)   (4,473)

Cash flows from financing activities
     Issuance of common shares                     67        70
     Maturities of long-term debt                (203)     (250)
     Dividends                                 (1,179)   (1,175)
     Purchase of treasury shares                   --      (138)
     Net cash for financing activities         (1,315)   (1,493)

Net change in cash and short-term investment      231     1,032
Cash and short-term investments at beginning
 of year                                          391       175

Cash and short-term investments at end of
 first quarter                               $    622  $  1,207
/TABLE

       5             EXCEL INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Note 3 - Inventories:

     Inventories consist of the following:
     (in thousands of dollars)

                              March 30,      December 30,
                                1996             1995
     Raw materials            $14,761          $16,911
     Work in process and
      finished goods           10,104           11,143
     LIFO Reserve                (756)            (756)
                              $24,109          $27,298

Note 4 - Net Income per Share:

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive.
Shares used to compute net income per share data are as follows:
(amounts in thousands)

                                   Quarter Ended
                              March 30,      April 1,
                                1996           1995
     Primary                   10,707         10,680
     Fully diluted             12,978         12,951

Note 5 - Contingencies

     A chemical cleaning compound, trichloroethylene (TCE), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981 TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company has been named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

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

There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at March 30, 1996 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Common Shares

At March 30, 1996, there were options outstanding for 252,500 shares at an average exercise price of $12.375 under the 1994 stock compensation plan. Also at March 30, 1996, there were options outstanding for 8,250 shares at an average exercise price of $5.227 under the Incentive Stock Option Plan approved by shareholders in 1984.

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

Note 8 - Subsequent Event

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc. (Anderson) for approximately $61,000,000 including five-year warrants for 381,000 shares of Excel common stock exercisable at $13.25 per share and expenses of the transaction. The Company also assumed approximately $85 million of Anderson's debt. On April 1, 1996, the Company entered into a $120,000,000 Credit Agreement to facilitate the completion of this acquisition.

Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive, manufactured housing and recreational vehicle industries and is headquartered in Rockford, Illinois.
       9     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Material Changes in Financial Condition:

Cash flow from operations totalled $20.5 million for the quarter ended March 30, 1996 which was in part attributed to the completion of customer tooling projects and the concerted effort to reduce inventories. Capital expenditures in the first quarter totalled $7.1 million of the total budgeted $23.6 million for the year.

Cash and short-term marketable securities amounted to $49.9 million at March 30, 1996, an increase of $12.0 million from December 30, 1995.

Material Changes in Results of Operations:
Quarter Ended March 30, 1996 Compared to
Quarter Ended April 1, 1995

Sales in the first quarter of 1996 decreased 7% or $11.4 million to $150.6 million from the $162.0 million in 1995. The decrease in sales occurred primarily in passenger car products as production and sales of light vehicles in North America declined. North American passenger car build was 18% lower than in last year's first quarter, and light truck production declined 3%.
Our biggest customer, Ford Motor Company, lowered production of the Taurus car 20%.

Gross profit was $15.9 million in the current quarter or 10.6% of sales and compares with gross profit of $17.0 million or 10.5% of sales in the first quarter of 1995. The increase in gross profit in the quarter as a percent of sales is due to reductions in manufacturing costs as a result of the previously instituted Employee Empowerment and Kaizen programs.

Selling, administrative and engineering expenses totalled
$7.9 million in the first quarter, down from $8.4 million in the 1995 first quarter. The decrease was due to lower consulting fees (Kaizen and Employee Empowerment programs) and accruals for Management Incentive Programs.

Interest expense totalled $809,000 in 1996 and compares with $835,000 in the year ago first quarter.

Other income of $400,000, which is primarily interest income on marketable debt securities, was lower than the $563,000 for the 1995 first quarter which included gains on miscellaneous sales of assets.

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

Provision for taxes on income was at an effective rate of 35.5% for 1996, down from 37% in 1995. The reduction was due to the increase in investing in tax-free securities and the favorable impact of establishing a large Foreign Sales Corporation (FSC) to replace the existing small FSC.

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc. (Anderson) for approximately $61,000,000 including five-year warrants for 381,000 shares of Excel common stock exercisable at $13.25 per share and expenses of the transaction. The Company also assumed approximately $85 million of Anderson's debt. On April 1, 1996 the Company entered into a $120,000,000 Credit Agreement to facilitate the completion of this acquisition.

Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive, manufactured housing and recreational vehicle industries and is headquartered in Rockford, Illinois.
       11          PART II.  OTHER INFORMATION


ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     A. On December 21, 1995, the Registrant's Board of Directors adopted a Shareholders' Rights Plan to protect shareholders against unsolicited attempts to acquire control of the Company. Form 8-A was filed with the SEC on January 8, 1996.

     B. On March 4, 1996, the Registrant signed a definitive agreement to purchase all the common shares of Anderson
          Industries, Inc. Form 8-K was filed with the SEC on March 18, 1996.

ITEM 8.   Financial Statements and Supplementary Data

          On December 15, 1994, the Registrant's Board of Directors changed its fiscal year from one ending on December 31 to a 52-53 week fiscal year ending on the Saturday nearest the end of each year. Form 8-K was filed with the SEC on January 22, 1996.

       12                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   EXCEL INDUSTRIES, INC.
                                        (Registrant)



Date:  May 14, 1996                s/ James O. Futterknecht
                                   Chairman, President and
                                   Chief Executive Officer



Date:  May 14, 1996                s/ Joseph A. Robinson
                                   Secretary/Treasurer and
                                   Chief Financial Officer