Form 10-Q
period 1996-06-29
EXCEL INDUSTRIES INC
filed 1996-08-12
CIK 740868

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                       ________________________

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       ________________________

For the quarterly period ended June 29, 1996

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

At July 10, 1996, there were issued and outstanding 10,711,299 common shares, no par value.











                        EXCEL INDUSTRIES, INC.

                                 Index

                                                                Page
                                                               Number
PART I    Financial Information

          Consolidated Balance Sheets -
               June 29, 1996 and December 30, 1995                 1

          Consolidated Statements of Income -
               Quarter Ended June 29, 1996 and July 1, 1995
               Six Months Ended June 29, 1996 and
                July 1, 1995                                       2

          Consolidated Statements of Shareholders' Equity
               Six Months Ended June 29, 1996 and
                July 1, 1995                                       3

          Consolidated Statements of Cash Flows -
               Six Months Ended June 29, 1996 and
                July 1, 1995                                       4

          Notes to Consolidated Financial Statements             5-7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operation           8-10

PART II   Other Information                                       11

          Signatures                                              12


                        EXCEL INDUSTRIES, INC.
                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (Amounts in thousands)
                                         June 29,    December 30,
                                          1996           1995
ASSETS
Current assets
     Cash and short-term investments    $ 11,952       $    391
     Marketable securities                22,475         37,416
     Accounts receivable                 156,375         85,751
     Customer tooling to be billed        23,309         26,090
     Inventories                          50,018         27,298
     Prepaid expenses                      9,494          7,018
          Total current assets           273,623        183,964

Property, plant and equipment,
   less accumulated depreciation
   (1996 - $79,368; 1995 - $70,536)      158,726         68,997
Goodwill                                  32,651          6,356
Other assets                              11,086         10,201
                                        $476,086       $269,518

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                   $ 95,472       $ 57,811
     Accrued liabilities                  49,128         25,536
     Current portion of debt              10,496          9,164
          Total current liabilities      155,096         92,511

Long-term debt                           131,732         24,021
Other long-term liabilities,
 primarily employee benefits              42,882         18,669
Commitments and contingent liabilities       ---            ---
Shareholders' equity
     Preferred shares - no par value,
      1,000 shares authorized,
      none issued                            ---            ---
     Common shares - authorized 20,000
      shares without par value;
      issued 1996 - 11,008;
      1995 - 11,003                       95,224         95,157
     Warrants                              1,500           --
     Retained earnings                    54,992         44,412
     Minimum pension liability
      adjustment, net of tax                (659)          (659)
     Cumulative translation adjustment       (88)          --
     Treasury shares, at cost,
      300 shares                          (4,593)        (4,593)
          Total shareholders' equity     146,376        134,317
                                        $476,086       $269,518

NOTE: The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date.

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)
                                                      Quarter Ended
                                                    June 29,  July 1,
                                                     1996      1995
Net sales                                         $274,148  $158,749
Cost of goods sold                                 238,161   143,387
     Gross profit                                   35,987    15,362
Selling, administrative and engineering expenses    19,827     8,580
     Operating income                               16,160     6,782
Other income (expense):
  Interest expense                                  (2,989)     (837)
  Other income, net                                     30       512

Income before income taxes                          13,201     6,457
Provision for taxes on income                        5,148     2,389
     Net income                                   $  8,053  $  4,068


Net income per share:
  Primary                                         $   0.75  $   0.38
  Fully diluted                                   $   0.66  $   0.35
Cash dividends per share                          $   0.11  $   0.11


                                                   Six Months Ended
                                                  June 29,    July 1,
                                                   1996        1995

Net sales                                         $424,755   $320,738
Cost of goods sold                                 372,865    288,363
     Gross profit                                   51,890     32,375
Selling, administrative and engineering expenses    27,750     16,973
     Operating income                               24,140     15,402
Other income (expense):
     Interest expense                               (3,798)    (1,672)
     Disposal of Canadian facility                    --        1,582
     Other income, net                                 430      1,075

Income before income taxes                          20,772     16,387
Provision for taxes on income                        7,836      6,063
     Net income                                   $ 12,936   $ 10,324


Net income per share:
  Primary                                         $   1.21   $   0.97
  Fully diluted                                   $   1.07   $   0.87
Cash dividends per share                          $   0.22   $   0.22



                        EXCEL INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
        FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                       (in thousands of dollars)
                                                             MINIMUM
                                                             PENSION
                    COMMON              RETAINED             LIABILITY
                    SHARES    WARRANTS  EARNINGS             ADJUSTMENT
Balance at 12/30/95 $95,157   $   --    $44,412                $(659)
Net income                               12,936
Dividends                                (2,356)
Issue warrants for
 381,000 shares                1,500
Cumulative translation
 adjustment
Shares issued under
 employee stock
 purchase plan           67
Balance at 6/29/96  $95,224   $1,500    $54,992                $(659)
Balance at 12/31/94 $94,831   $  --     $32,854                $(587)
Net income                               10,324
Dividends                                (2,351)
Purchase of 9,900
 treasury shares
Shares issued under
 employee stock
 purchase plan          136
Balance at 7/1/95   $94,967   $  --     $40,827                $(587)

                              CUMULATIVE
                               TRANS.        TREASURY
                               ADJ.           SHARES         TOTAL
Balance at 12/30/95           $ --           $(4,593)        $134,317
Net income                                                     12,936
Dividends                                                      (2,356)
Issue warrants for
 381,000 shares                                                 1,500
Cumulative translation
 adjustment                    (88)                               (88)
Shares issued under
 employee stock
 purchase plan                                                     67
Balance at 6/29/96            $(88)          $(4,593)        $146,376
Balance at 12/31/94           $ --           $(4,455)        $122,643
Net income                                                     10,324
Dividends                                                      (2,351)
Purchase of 9,900
 treasury shares                                (138)            (138)
Shares issued under
 employee stock
 purchase plan                                                    136
Balance at 7/1/95             $ --           $(4,593)        $130,614
/TABLE


                        EXCEL INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)
                                                   Six Months Ended
                                                   June 29,  July 1,
                                                    1996       1995
Cash flows from operating activities
     Net income                                 $  12,936    $ 10,324

Adjustments to reconcile net income
 to net cash from operating activities:
     Depreciation and amortization                 11,563       7,227
     Deferred income taxes and other                1,688         631
     Gain on disposal of Canadian facility           --        (1,582)
     Changes in current assets and liabilities
          Accounts receivable and other            (6,417)     (1,062)
          Inventories and customer tooling         13,380      (5,573)
          Accounts payable and accrued
           liabilities                              7,469       6,546

     Total adjustments                             27,683       6,187

     Net cash provided by operating activities     40,619      16,511

Cash flows from investing activities
     Purchase of property, plant and equipment    (12,034)    (12,245)
     Investment in marketable securities           14,941       1,364
     Business acquired                            (58,984)       --
     Proceeds from disposal of Canadian
      facility                                       --         6,306
     Net cash used for investing activities       (56,077)     (4,575)

Cash flows from financing activities
     Issuance of common shares                         67         136
     New debt                                     100,000        --
     Maturities of long-term debt                 (70,692)       (575)
     Dividends                                     (2,356)     (2,351)
     Purchase of treasury shares                     --          (138)

     Net cash from (for) financing activities      27,019      (2,928)

Net change in cash and short-term investments      11,561       9,008
Cash and short-term investments at beginning
 of year                                              391         175

Cash and short-term investments at end of
 second quarter                                 $  11,952    $  9,183

Supplemental Schedule of Noncash Investing and Financing Activities:

In connection with the purchase of Atwood, the Company had certain noncash costs totaling $3 million, including the issuance of warrants valued at $1.5 million.


                        EXCEL INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

     The financial statements have been prepared from the unaudited financial records of the Company. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods.

Note 2 - Inventories:

     Inventories consist of the following:  (in thousands)
                                             June 29,  December 30,
                                               1996        1995
     Raw materials                           $25,727     $16,911
     Work in process and
      finished goods                          25,047      11,143
     LIFO reserve                               (756)       (756)
                                             $50,018     $27,298

Note 3 - Net Income per Share:

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive. Shares used to compute net income per share data are as follows (amounts in thousands):

                    Quarter Ended        Six Months Ended
                 June 29,     July 1,   June 29,   July 1,
                   1996        1995      1996       1995
Primary           10,708      10,684     10,708     10,682
Fully-diluted     12,979      12,955     12,978     12,953

Note 4 - Contingencies

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

There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at June 29, 1996 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 5 - Acquisition

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc. (Anderson) for approximately $62,562,000 including five-year warrants for 381,000 shares of Excel common stock exercisable at $13.25 per share and expenses of the transaction. The Company also assumed approximately $85 million of Anderson's debt. On April 1, 1996, the Company entered into a $120,000,000 Credit Agreement to facilitate the completion of this acquisition. On May 3, 1996, the Company borrowed $100,000,000 in 7.78% Senior Notes payable for 15 years in semi-annual installments beginning in 2000.

Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive, manufactured housing and recreational vehicle industries and is headquartered in Rockford, Illinois.

The acquisition of Anderson was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired has been accounted for as goodwill and is being amortized over 35 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

The accompanying consolidated statements of income include the operating results of Anderson since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and Anderson for the six months ended June 29, 1996 and July 1, 1995, assuming the acquisition had been made as of the beginning of 1996 and 1995, are summarized below (in thousands except per share amounts):

                                           Six months ended
                                        June 29,             July 1,
                                          1996                 1995
     Net sales                          $522,569             $537,619
     Net income                           14,608                6,102
     Net income per share, primary          1.36                 0.57
     Net income per share, fully diluted    1.20                 0.53

Net income for the six months ended July 1, 1995, includes a charge which reduced net income by $4,978,000 for a warranty issue on a component part manufactured by Atwood that was recalled by a major automotive customer.

The unaudited pro forma financial information presented is not necessarily indicative either of the results of operations that would have occurred had the transactions been completed on the indicated dates or of future results of operations of the combined companies.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition:

Cash flow from operations totalled $40.6 million for the six months ended June 29, 1996 which was in part attributed to the completion of customer tooling projects and the concerted effort to reduce inventories. Capital expenditures in the first six months totalled $12.0 million of the total budgeted $37.0 million for the year.

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc. (Anderson) for approximately $62,562,000 including five-year warrants for 381,000 shares of Excel common stock exercisable at $13.25 per share and expenses of the transaction. The Company also assumed approximately $85 million of Anderson's debt. On April 1, 1996 the Company entered into a $120,000,000 Credit Agreement to facilitate the completion of this acquisition. On May 3, 1996 the Company issued 7.78% Senior Notes for $100,000,000. Interest only is payable in quarterly installments until 2000 at which time principal and interest payments will be made to 2015.

Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive, manufactured housing and recreational vehicle industries and is headquartered in Rockford, Illinois.

Cash and short-term marketable securities amounted to $34.4 million at June 29, 1996, a decrease of $3.4 million from December 30, 1995.

Material Changes in Results of Operations:
Quarter Ended June 29, 1996 Compared to
Quarter Ended July 1, 1995

Sales in the second quarter of 1996 increased 73% or $115.4 million to $274.1 million from the $158.7 million in 1995. The acquisition of Atwood added $109.3 million in 1996.

Gross profit was $36.0 million in the current quarter or 13.1% of sales, a large improvement over the $15.4 million or 9.7% of sales in the second quarter of 1995. Part of the increase was due to product mix as a result of the Atwood operations having gross profits of $16.7 million or 15.2% of sales. Also, costs were eliminated as a result of better capacity utilization in our Lawrenceburg, Tennessee, Pikeville, Tennessee and Toledo, Ohio automotive divisions. In addition, the second quarter of 1995 had launch costs for new products.

Selling, administrative and engineering expenses totalled
$19.8 million or 7.2% of sales in the second quarter, up from $8.6 million or 5.4% of sales in the 1995 second quarter. The increase was due to the addition of the Atwood expenses
($9.9 million), implementing management information systems in the Atwood facilities and increasing accruals for management incentive programs.

Interest expense totalled $2,989,000 in 1996 up from $837,000 in the year ago second quarter due to the increased long-term debt outstanding including new Senior Notes issued in connection with the Anderson acquisition.

Other income of $30,000 is primarily interest income on marketable debt securities offset by the recognition of our equity in losses of our Brazilian joint venture. This was lower than the $512,000 for the 1995 second quarter which included gains on miscellaneous sales of assets as well as earnings from marketable securities.

Provision for taxes on income was at an effective rate of 39% for the 1996 second quarter compared to 37% for the same quarter in 1995. The increase was due to the effect of the increased blended state income tax rates which resulted from the inclusion of Atwood Industries operating results.

Material Changes in Results of Operations:
Six Months Ended June 29, 1996 Compared to
Six Months Ended July 1, 1995

Sales in the first half of 1996 increased 32.5% or $104.1 million to $424.8 million from the $320.7 million in 1995. The increased sales reflect the addition of Atwood less the reduced sales experienced in the first quarter due to lower passenger car production.

Gross profit was $51.9 million in the current half or 12.2% of sales up from gross profit of $32.4 million or 10.1% of sales in the first half of 1995. The increase in gross profit in the half was due to product mix as a result of the Atwood operations having gross profits of $16.7 million or 15.2% of sales and continued cost reduction efforts.

Selling, administrative and engineering expenses totalled
$27.8 million in the first half up from $17.0 million in the 1995 first half. The increase was due to the addition of the Atwood expense ($9.9 million), implementing management information systems at the Atwood facilities and increasing accruals for management incentive programs.

Interest expense totalled $3,798,000 in 1996 up from $1,672,000 in the year ago first half due to the increased long-term debt outstanding including new Senior Notes issued in connection with the Anderson acquisition.

Included in income in 1995 is a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring has now been completed with the sale of the shares of Metalcraft.

Other income of $430,000 consists primarily of interest income on marketable debt securities offset by the recognition of our equity in losses of our Brazilian joint venture. Other income in 1995 of $1,075,000 was higher due to having more earnings from investments in marketable securities.

Provision for taxes on income was at an effective rate of 37.7% for 1996, up slightly from 37% in 1995. The increase was due to the effect of the increased blended state income tax rates which resulted from the inclusion of Atwood Industries operating results in the second quarter.

                      PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibit is being filed herewith:

               (27) Financial Data Schedule

          (b) The Registrant filed its Current Report on Form 8-K, reporting the acquisition of all of the common shares of Anderson Industries, Inc. on April 3, 1996. On
               May 13, 1996, the Registrant filed Amendment No. 1 to such Form 8-K, reporting the financial information with respect to such acquisition required under Rules 3-05 and 11 of Regulation S-X.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             EXCEL INDUSTRIES, INC.
                                                  (Registrant)



Date:  August 12, 1996                       s/  James O. Futterknecht
                                             James O. Futterknecht
                                             Chairman, President and
                                             Chief Executive Officer



Date:  August 12, 1996                       s/  Joseph A. Robinson
                                             Joseph A. Robinson
                                             Secretary/Treasurer and
                                             Chief Financial Officer