Form 10-Q
period 1996-09-28
EXCEL INDUSTRIES INC
filed 1996-11-13
CIK 740868

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                       ________________________

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       ________________________

For the quarterly period ended September 28, 1996

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

At October 9, 1996, there were issued and outstanding 10,714,297 common shares, no par value.











                        EXCEL INDUSTRIES, INC.

                                 Index

                                                                Page
                                                               Number
PART I    Financial Information

          Consolidated Balance Sheets -
               September 28, 1996 and December 30, 1995            1

          Consolidated Statements of Income -
               Quarter Ended September 28, 1996 and
                September 30, 1995
               Nine Months Ended September 28, 1996 and
                September 30, 1995                                 2

          Consolidated Statements of Shareholders' Equity
               Nine Months Ended September 28, 1996 and
                September 30, 1995                                 3

          Consolidated Statements of Cash Flows -
               Nine Months Ended September 28, 1996 and
                September 30, 1995                                 4

          Notes to Consolidated Financial Statements             5-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operation           9-11

PART II   Other Information                                       12

          Signatures                                              13





















                        EXCEL INDUSTRIES, INC.
                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (Amounts in thousands)
                                     September 28,     December 30,
                                          1996           1995
ASSETS
Current assets
     Cash and short-term investments    $ 14,937       $    391
     Marketable securities                29,214         37,416
     Accounts receivable                 140,413         85,751
     Customer tooling to be billed        21,424         26,090
     Inventories                          46,111         27,298
     Prepaid expenses                      8,404          7,018
          Total current assets           260,503        183,964

Property, plant and equipment,
   less accumulated depreciation
   (1996 - $87,266; 1995 - $70,536)      156,826         68,997
Goodwill                                  36,090          6,356
Other assets                              10,454         10,201
                                        $463,873       $269,518

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                   $ 87,991       $ 57,811
     Accrued liabilities                  45,242         25,536
     Current portion of debt              10,555          9,164
          Total current liabilities      143,788         92,511

Long-term debt                           131,053         24,021
Other long-term liabilities,
 primarily employee benefits              41,511         18,669
Commitments and contingent liabilities       ---            ---
Shareholders' equity
     Preferred shares - no par value,
      1,000 shares authorized,
      none issued                            ---            ---
     Common shares - authorized 20,000
      shares without par value;
      issued 1996 - 11,022;
      1995 - 11,003                       95,331         95,157
     Warrants                              1,500           --
     Retained earnings                    56,036         44,412
     Minimum pension liability
      adjustment, net of tax                (659)          (659)
     Cumulative translation adjustment        66           --
     Treasury shares, at cost,
      1996-312 shares; 1995-300 shares    (4,753)        (4,593)
          Total shareholders' equity     147,521        134,317
                                        $463,873       $269,518

NOTE: The balance sheet at December 30, 1995 has been derived from the audited financial statements at that date.

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)
                                                    Quarter Ended
                                             September 28, September 30,
                                                1996          1995
Net sales                                    $227,635       $126,867
Cost of goods sold                            203,703        117,748
     Gross profit                              23,932          9,119
Selling, administrative and engineering
 expenses                                      17,873          7,840
     Operating income                           6,059          1,279
Other income (expense):
  Interest expense                             (2,963)          (829)
  Other income, net                               549          2,100

Income before income taxes                      3,645          2,550
Provision for taxes on income                   1,422            250
     Net income                              $  2,223       $  2,300


Net income per share:
  Primary                                    $   0.21       $   0.22
  Fully diluted                              $   0.21       $   0.22
Cash dividends per share                     $   0.11       $   0.11


                                                  Nine Months Ended
                                             September 28, September 30,
                                                1996          1995

Net sales                                    $652,390        $447,605
Cost of goods sold                            576,568         406,111
     Gross profit                              75,822          41,494
Selling, administrative and engineering
 expenses                                      45,623          24,813
     Operating income                          30,199          16,681
Other income (expense):
     Interest expense                          (6,761)         (2,501)
     Disposal of Canadian facility                 --           1,582
     Other income, net                            979           3,175

Income before income taxes                     24,417          18,937
Provision for taxes on income                   9,258           6,313
     Net income                              $ 15,159        $ 12,624


Net income per share:
  Primary                                    $   1.42        $   1.18
  Fully diluted                              $   1.28        $   1.09
Cash dividends per share                     $   0.33        $   0.33

                        EXCEL INDUSTRIES, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                       (in thousands of dollars)

                                                             MINIMUM
                                                             PENSION
                         COMMON                 RETAINED     LIABILITY
                         SHARES    WARRANTS     EARNINGS     ADJUSTMENT
Balance at 12/30/95      $95,157   $   --       $44,412      $(659)
Net income                                       15,159
Dividends                                        (3,535)
Issue warrants for
 381,000 shares                     1,500
Cumulative translation
 adjustment
Purchase of 11,700
 treasury shares
Shares issued under
 employee stock
 purchase plan               174

Balance at 9/28/96       $95,331   $1,500       $56,036      $(659)

Balance at 12/31/94      $94,831   $   --       $32,854      $(587)
Net income                                       12,624
Dividends                                        (3,529)
Purchase of 9,900
 treasury shares
Stock options
 exercised                    57
Shares issued under
 employee stock
 purchase plan               204

Balance at 9/30/95       $95,092   $   --       $41,949      $(587)

                         CUMULATIVE
                          TRANS.        TREASURY
                           ADJ.          SHARES              TOTAL
Balance at 12/30/95      $   --         $(4,593)             $134,317
Net income                                                     15,159
Dividends                                                      (3,535)
Issue warrants for
 381,000                                                        1,500
Cumulative translation
 adjustment                  66                                    66
Purchase of 11,700
 treasury shares                           (160)                 (160)
Shares issued under
 employee stock
 purchase plan                                                    174

Balance at 9/28/96       $   66         $(4,753)             $147,521

Balance at 12/31/94      $   --         $(4,455)             $122,643
Net income                                                     12,624
Dividends                                                      (3,529)
Purchase of 9,900
 treasury shares                           (138)                 (138)
Stock options
 exercised                                                         57
Shares issued under
 employee stock
 purchase plan                                                    204

Balance at 9/30/95       $   --         $(4,593)             $131,861
/TABLE

                        EXCEL INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands of dollars)
                                                  Nine Months Ended
                                             September 28, September 30,
                                                 1996          1995
Cash flows from operating activities
     Net income                                 $  15,159    $ 12,624

Adjustments to reconcile net income
 to net cash from operating activities:
     Depreciation and amortization                 19,361      10,861
     Deferred income taxes and other               (3,194)       (341)
     Gain on disposal of Canadian facility           --        (1,582)
     Changes in current assets and liabilities
          Accounts receivable and other             9,918      (1,317)
          Inventories and customer tooling         19,172      (8,924)
          Accounts payable and accrued
           liabilities                               (651)      8,898

     Total adjustments                             44,606       7,595

     Net cash provided by operating activities     59,765      20,219

Cash flows from investing activities
     Purchase of property, plant and equipment    (19,625)    (17,358)
     Investment in marketable securities            8,202       2,309
     Business acquired                            (58,984)       --
     Proceeds from disposal of Canadian
      facility                                       --         6,306
     Net cash used for investing activities       (70,407)     (8,743)

Cash flows from financing activities
     Issuance of common shares                        174         261
     New debt                                     100,000        --
     Maturities of long-term debt                 (71,291)     (1,474)
     Dividends                                     (3,535)     (3,529)
     Purchase of treasury shares                     (160)       (138)

     Net cash from (for) financing activities      25,188      (4,880)

Net change in cash and short-term investments      14,546       6,596
Cash and short-term investments at beginning
 of year                                              391         175

Cash and short-term investments at end of
 third quarter                                  $  14,937    $  6,771

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

Note 2 - Inventories:

     Inventories consist of the following:  (in thousands)
                                             9/28/96    12/30/95
     Raw materials                           $24,652     $16,911
     Work in process and
      finished goods                          22,215      11,143
     LIFO reserve                               (756)       (756)
                                             $46,111     $27,298

Note 3 - Net Income per Share:

     Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive. Shares used to compute net income per share data are as follows (amounts in thousands):

                      Quarter Ended      Nine Months Ended
                  9/28/96     9/30/95    9/28/96   9/30/95
Primary           10,707      10,693     10,708     10,686
Fully-diluted     12,977      12,964     12,978     12,956

Note 4 - Contingencies

A chemical cleaning compound, trichlorethylene (TCE), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company has been named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

The United States Environmental Protection Agency (EPA) and the
Indiana Department of Environmental Management (IDEM) have conducted a preliminary investigation and evaluation of the site and have undertaken remedial action in the nature of air-stripping towers.

In early 1992, the EPA issued a Unilateral Order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. The Company has installed and is operating the equipment pursuant to the Unilateral Order. In addition, the EPA and IDEM have asserted a claim for reimbursement of their investigatory costs and the costs of installing and operating the air-strippers on the municipal well field (the EPA Costs). On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against eight of the PRPs, including the Company. On July 20, 1993, IDEM joined in the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and IDEM, and a declaration that the eight defendant PRPs are liable for any future costs incurred by the EPA and IDEM in connection with the site. On September 5, 1996, the United States Department of Justice lodged with the United States District Court for the Northern District of Indiana a proposed partial consent decree which specifies payment of Federal Past Response Costs from certain PRP's which for Excel amounted to approximately $3.2 million which together with amounts due IDEM would bring Excel's total obligation to approximately
$3.4 million. This consent decree has not been accepted by the Court, and comments objecting to the consent decree have been lodged with the United States Department of Justice.

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

The EPA has also named the Company as a PRP for costs at seven other disposal sites. The remedial investigations and feasibility studies have been completed, and the results of those studies forwarded to the EPA. The studies indicated a range of viable remedial approaches, but agreement has not yet been reached with the EPA on the final remediation approach. Furthermore, the PRPs for these sites have not reached an agreement on the allocation of costs between the PRPs. The Company believes it either has no liability as a responsible party or that adequate provisions have been recorded for current estimates of the Company's liability and estimated legal costs associated with the settlement of these claims. It is reasonably possible that the Company's recorded estimate of its obligation may change in the near term.

There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at September 28, 1996 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

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

Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive and recreational vehicle industries and is headquartered in Rockford, Illinois.

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

The accompanying consolidated statements of income include the operating results of Anderson since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and Anderson for the nine months ended September 28, 1996 and September 30, 1995, assuming the acquisition had been made as of the beginning of 1996 and 1995, are summarized below (in thousands except per share amounts):

                                          Nine months ended
                                         9/28/96             9/30/95
     Net sales                          $750,204             $755,135
     Net income                           16,831                6,837
     Net income per share, primary          1.57                 0.64
     Net income per share, fully diluted    1.41                 0.63

Net income for the nine months ended September 30, 1995, includes a charge which reduced net income by $4,978,000 for a warranty issue on a component part manufactured by Atwood that was recalled by a major automotive customer.

The unaudited pro forma financial information presented is not necessarily indicative either of the results of operations that would have occurred had the transactions been completed on the indicated dates or of future results of operations of the combined companies.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition:

Cash flow from operations totalled $59.8 million for the nine months ended September 28, 1996 which was in part attributed to the completion of customer tooling projects and the concerted effort to reduce inventories. Capital expenditures in the first nine months totalled $19.6 million of the total budgeted $37.0 million for the year.

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc. (Anderson) for approximately $62,562,000 including five-year warrants for 381,000 shares of Excel common stock exercisable at $13.25 per share and expenses of the transaction. The Company also assumed approximately $85 million of Anderson's debt. On April 1, 1996 the Company entered into a $120,000,000 Credit Agreement to facilitate the completion of this acquisition. On May 3, 1996 the Company issued 7.78% Senior Notes for $100,000,000 at which time the Credit Agreement was amended to reduce the committed line of credit to $60,000,000. Interest only is payable in quarterly installments until 2000 at which time principal and interest payments will be made to 2015.

Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive, manufactured housing and recreational vehicle industries and is headquartered in Rockford, Illinois.

Cash and short-term marketable securities amounted to $44.2 million at September 28, 1996, an increase of $6.4 million from December 30,
1995.

Material Changes in Results of Operations:
Quarter Ended September 28, 1996 Compared to
Quarter Ended September 30, 1995

Sales in the third quarter of 1996 increased 79% or $100.7 million to $227.6 million from the $126.9 million in 1995. The acquisition of Atwood added $90.4 million in 1996.

Gross profit was $23.9 million in the current quarter or 10.5% of sales, a large improvement over the $9.1 million or 7.2% of sales in the third quarter of 1995. Part of the increase was due to product mix as a result of the Atwood operations having gross profits of $8.7 million or 9.7% of sales. Additionally, emphasis on cost reduction and lack of significant launch costs as incurred in 1995 contributed to improved margin performance.

Selling, administrative and engineering expenses totalled
$17.9 million or 7.9% of sales in the third quarter, up from $7.8 million or 6.2% of sales in the 1995 third quarter. The increase was due to the addition of the Atwood expenses ($8.4 million) and increases in salary, fringes and related costs associated with engineering design and development activities.

Interest expense totalled $2,963,000 in 1996 up from $829,000 in the year ago third quarter due to the increased long-term debt outstanding including new Senior Notes issued in connection with the Anderson acquisition.

Other income of $549,000 is primarily interest income on marketable debt securities. Other income of $2,100,000 in the 1995 third quarter included $1,450,000 from executive life insurance proceeds.

Provision for taxes on income was at an effective rate of 39% for the 1996 third quarter compared to 10% for the same quarter in 1995. The increase was due to the effect of the increased blended state income tax rates which resulted from the inclusion of Atwood Industries operating results and due to non-taxable life insurance proceeds.

Material Changes in Results of Operations:
Nine Months Ended September 28, 1996 Compared to
Nine Months Ended September 30, 1995

Sales in the first nine months of 1996 increased 45.8% or $204.8 million to $652.4 million from the $447.6 million in 1995. The increased sales reflect the addition of Atwood of $199.7 million.

Gross profit was $75.8 million in the first three quarters of 1996 or 11.6% of sales up from gross profit of $41.5 million or 9.3% of sales in the first three quarters of 1995. The increase in gross profit was due to product mix as a result of the Atwood operations having gross profits of $25.4 million or 12.7% of sales and continued cost reduction efforts.

Selling, administrative and engineering expenses totalled $45.6 million in the first three quarters of 1996 up from $24.8 million in the same period in 1995. The increase was due to the addition of the Atwood expense ($18.2 million) and increases in salary, fringes and related costs associated with engineering design and development activities.

Interest expense totalled $6,761,000 in 1996 up from $2,501,000 in the year ago first three quarters due to the increased long-term debt outstanding including new Senior Notes issued in connection with the Anderson acquisition.

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

Other income of $979,000 consists primarily of interest income on marketable debt securities offset by the recognition of our equity in losses of our Brazilian joint venture. Other income in 1995 of $3,175,000 was higher due to having more earnings from investments in marketable securities and proceeds from executive life insurance.

Provision for taxes on income was at an effective rate of 37.9% for 1996, up from 33.3% in 1995. The increase was due to the effect of the increased blended state income tax rates which resulted from the inclusion of Atwood Industries operating results starting in the second quarter and due to the life insurance proceeds being non-taxable.

                      PART II.  OTHER INFORMATION


All items in Part II are either not applicable or answerable in the negative.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             EXCEL INDUSTRIES, INC.
                                                  (Registrant)


Date:  November 13, 1996                     s/  James O. Futterknecht
                                             James O. Futterknecht
                                             Chairman, President and
                                             Chief Executive Officer



Date:  November 13, 1996                     s/  Joseph A. Robinson
                                             Joseph A. Robinson
                                             Secretary/Treasurer and
                                             Chief Financial Officer
