Form 10-K
period 1996-12-28
EXCEL INDUSTRIES INC
filed 1997-03-25
CIK 740868

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-K
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT

For the fiscal year ended
    December 28, 1996 			Commission File Number: 1-8684

	EXCEL INDUSTRIES, INC.
	(Exact name of Registrant as specified in its charter)


           Indiana              	          35-1551685
(State or other jurisdiction		       (I.R.S. Employer
incorporation or organization)	    Identification Number)

      1120 North Main Street, Elkhart, Indiana 46514
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number					(219) 264-2131

Securities registered pursuant to Section 12(b) of the Act:

								    Name of Each Exchange
	Title of Each Class				     on Which Registered


	Common Shares, without
	   par value					  New York Stock Exchange
	Preferred Share Purchase Rights	  New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares of the Registrant's Common Shares, no par value, outstanding on February 14, 1997 was 10,722,454. The aggregate market value of the Registrant's Common Shares held by nonaffiliates on March 11, 1997 was $195,684,785.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Excel Industries, Inc. proxy statement for
the 1997 annual meeting of shareholders are incorporated by reference into Part III of this report.


      	PART I.

Item 1.	Business

General

The registrant, an Indiana corporation (Company), is a technically innovative tier-one supplier to the automotive, heavy truck, recreational vehicle and bus industries. It produces window, door and seating systems and injection molded plastic parts for the North American automotive original equipment manufacturers (Light Vehicle Products Segment) and appliances, window, door and seating systems and hardware products for the recreational vehicle, mass transit and heavy truck industry (RV/MT/HT Products Segment). The Company is the leading independent supplier of window systems to the combined automotive, light truck and van, bus and recreational vehicle markets in North America. The Company on April 3, 1996 completed the purchase of shares of Anderson Industries, Inc. (Anderson). Anderson's only operating asset was its wholly-owned subsidiary Atwood Industries, Inc.

Business Strategy

The Company's business objective is to profitably expand its position as a leading independent supplier of high quality, technically innovative products to the Light Vehicle Products Segment and the Recreational Vehicle, Mass Transit and Heavy Truck Products Segment. It also intends to broaden its product offerings to these markets, as well as expand its capabilities to complementary markets. Continued focus on achieving recognition as a world class manufacturer is a key component of this strategy. The Company continually strives for world class status through technical innovation, quality excellence, cost competitiveness and strategic alliances and acquisitions.

Light Vehicle Products Segment

Products. The Company designs, engineers, manufactures and supplies plastic and metal framed window assemblies, manual and power glass regulator systems, manual seat systems and injection molded plastic products principally for North American car and light truck OEMs. The Company does not manufacture or sell primary glass. Window and door systems products include various types of automotive windshields, rear, vent, quarter, push out and sliding windows; and window regulator systems, latches, door frames, hinges and related components. Seat systems include seat and height adjusters and recliner mechanisms. Other products for the Light Vehicle Products Segment include hood and deck hinges; control systems which include hand and foot operated parking brakes and transmission selectors; and a variety of injection molded plastic parts.

Customers and Marketing. The Company supplies its products primarily to Ford, Chrysler and General Motors. Total sales to these three customers for the three years ended December 28, 1996 were approximately 87% in 1994; 86% in 1995 and 65% in 1996. (For a detailed breakdown by customer see Note 11 of Notes to Consolidated Financial Statements included elsewhere herein).
The loss of any of these as a customer would have a material adverse effect on the Company.

Sales of the Company's products to OEMs are made directly by the Company's sales and engineering personnel located at the Company's office in the Detroit area. Through this sales and engineering office, the Company services its OEM customers and manages its continuing programs of product design, development and improvement.

The Company's customers award contracts that normally cover parts to be supplied for a particular vehicle model. Such contracts typically extend over the life of the model, which is generally four to seven years. During the year customers issue releases under the contracts and accordingly the Company does not have a significant backlog of orders. The primary risk to the Company is that an OEM will produce fewer units of a model than anticipated. In addition, the Company competes for new business to supply parts for successor models and therefore runs the risk that the OEM will not select the Company to produce parts on a successor model. In order to reduce its reliance on any one model, the Company produces parts for a broad cross-section of both new and more mature models. The Company has been chosen as a supplier on a variety of generally successful car, light truck and van models.

Based on its ability to service its OEM customers' needs effectively, the Company believes it will be able to maintain its position on most existing models, while also expanding into new models as further consolidation in the OEM supplier base occurs.

Competition. The Company operates in a highly competitive environment in the Light Vehicle Products Segment. The number of the Company's competitors in the automotive markets is expected to decrease due to the supplier consolidation resulting from changing OEM policies. The Company's major competitors include Donnelly Corporation, Libbey-Owens-Ford Co., Guardian Industries, Rockwell International, Magna International, OEM internal operations and a large number of smaller operations.

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

The Company believes that it is well-positioned to succeed in this highly competitive supplier environment. The Company's size, emphasis on quality, customer service orientation, manufacturing expertise and technological leadership all contribute to the Company's success in the Light Vehicle Products
Segment.

Strategic Alliances. In 1986, Ford entered into a supply agreement (the Supply Agreement) with the Company. Pursuant to the Supply Agreement, Ford agreed to purchase from the Company at least 70% of the requirements by dollar volume of Ford and Ford Canada for modular framed glass parts using RIM and polyvinyl chloride (PVC) technology, commencing with the 1990 model year. Ford's purchase obligations are contingent upon the Company being competitive as to technology, quality, service, price and delivery. The Supply Agreement, which is currently scheduled to expire at the end of the 1998 model year, has been complemented by a supply agreement between Ford and the Company dated January 31, 1994 (the 1994 Supply Agreement), which extends through the 1998 calendar year and which provides for Ford to purchase 100% of its requirements for those parts currently supplied by the Company (including parts other than modular windows), subject to specified annual price reductions. Since 1990, the Company has and is continuing to supply at least 70% of Ford's requirements for modular framed glass, which have predominately been modular windows using RIM technology. The Company works closely with Ford during the development and production by Ford of new products utilizing parts supplied by the Company, and net sales to Ford have increased from $26.7 million in 1985 to $413.2 million in 1996.

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

In 1996, the Company together with another manufacturer of automotive parts acquired a 25% minority interest in Pollone S.A., a Brazilian automotive parts supplier. This acquisition provides a manufacturing base to supply products to the South American markets.

Recreational Vehicle, Mass Transit and Heavy Truck Products
Segment

Products. Primary products for recreational vehicles include: appliances such as water heaters, furnaces, stoves and ranges; hardware such as jacks, couplers and surge brake actuators; seating frames and seat adjusters and recliner mechanisms; preassembled doors and windows for class A motor homes; glass or plastic glazed window assemblies for mass transit systems; and wing ventilator and fixed and moveable windows for heavy trucks.

Customers and Marketing. Major customers in the RV, Mass Transit and Heavy Truck Products Segment include Fleetwood, Winnebago, Damon, Jayco, Thor, Coachmen, Motor Coach Industries and Navistar. Separate sales and engineering groups are located in Rockford, Illinois and Elkhart, Indiana to service customers in this business segment. Similar to the automotive industry, customers in the RV, Mass Transit and Heavy Truck Products Segment generally issue purchase orders for products on an annual basis and periodically issue releases against those purchase orders. Accordingly, this segment does not have a significant backlog of orders at any particular time.

Competition. The RV industry is very competitive with more than 10 competitors and although no one competitor competes across all product lines the following four are significant: Suburban;
Magic Chef; Hammerblow; and Hehr International.

Engineering, Research and Development

The Light Vehicle Products Segment expended approximately $10.9 million, $12.9 million and $14.0 million on engineering, research
and development during 1994, 1995 and 1996, respectively.   These
increased expenditures have significantly improved capacity to provide complete engineering and design services to support its product lines. A corporate technical center is located in Elkhart, Indiana for basic research and development, as well as a large engineering and design staff in the Detroit area which works closely with automotive OEMs during all phases of new product development and production.

In 1996 product engineering, research and development costs for Recreational Vehicle, Mass Transit and Heavy Truck Products
Segment totaled $3.2 million. Amounts spent in 1995 and 1994 were not material.

Foreign Operations

The Company's foreign operations consists of a Mexican manufacturing facility and an Italian manufacturing facility.
These facilities were acquired in connection with the acquisition of Anderson and total sales from these facilities in 1996 amounted to $3,186,000.

Employees

The Company employs a total of approximately 6,800 persons, of whom approximately 18% are covered by collective bargaining agreements. The Company believes its relationship with its employees is good.

Environmental Matters

The Company believes it is in substantial compliance with federal, state, local and foreign laws regarding discharge of materials into the environment and does not anticipate any material adverse effect on its future earnings, capital expenditures or competitive position as a result of compliance with such laws.

For a discussion of potential environmental liabilities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources" and
Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.

Seasonality

The Light Vehicle Products Segment normally experiences reduced sales volume in the months of July, August and December as vacation periods, model change over and start-up and, in the case of December, holidays which commence prior to Christmas and run through New Years, affect the number of production days. The RV/MT/HT Products Segment is seasonal in that sales in the quarter October through December are normally at reduced levels.

Item 2.	Properties

The Company operates 27 manufacturing facilities, all of which are in good condition. Except as noted below, the Company owns all of these facilities.

							   Approximate
							  Building Size
Location						 (in square feet)
Light Vehicle Products Segment
	Elkhart		                          				270,000 (1)
	Jacksonville, Florida		               	260,000
	Lawrenceburg, Tennessee		             	150,000
	Fulton, Kentucky			                   	 80,000 (2)
	Bowling Green, Kentucky			              32,000

	Mishawaka, Indiana	                 			120,000
	Toledo, Ohio					                       61,000 (3)
	Pikeville, Tennessee		                	102,000 (4)
	Detroit, Michigan				                   43,000 (3)
	Rockford, Illinois	                   	295,000
	Oregon, Illinois			                   	 24,000
	Stockton, Illinois		                 		145,000
	Mount Carroll, Illinois		             	 39,000
	West Union, Iowa			                   	181,000
	Battle Creek, Michigan	              		126,000
	Jonesville, Michigan		                	150,000
	Henry, Tennessee		                   		114,000
	Queretaro, Mexico		                  		 58,000 (3)

Recreational Vehicle, Mass Transit and Heavy Truck Products
Segment

	Rockford, Illinois	                 			116,000
	Rockford, Illinois			                   50,000
	Greenbriar, Tennessee               			 57,000
	Elkhart, Indiana		                   		122,000
	Elkhart, Indiana				                    30,000 (3)
	LaGrange, Indiana	                  			140,000
	Salt Lake City, Utah			                 67,000
	Salt Lake City, Utah			                 48,000
	Cesena, Italy			                     		 17,000
_________________________________

(1)	Approximately 35,000 square feet of this facility houses the
Company's executive offices and approximately 140,000 square feet of the facility are used for manufacturing and the Corporate Technical Center.

(2)	The Company leases the Fulton, Kentucky facility pursuant to
a lease which 	expires in 1997.  The Company is entitled to
extend the term of the lease for five (5) additional terms of three (3) years each and may, at its option, purchase the facility at any time during the lease.

(3)	The Company leases these facilities on short to medium term
leases generally with options to renew. Lease rates are at competitive levels.

(4)	The Company leases the Pikeville, Tennessee facility
pursuant to a Lease Purchase Contract entered into as part
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

	The Company believes that the properties and equipment are in good operating condition and are adequate for the business use intended. Utilization of the facilities varies with North
American light vehicle production and general conditions of the economy. It is estimated that current capacity utilization overall is approximately 70% to 75%.

Item 3.	Legal Proceedings

On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against the Company and certain other parties. On July 20, 1993, the Indiana Department of Environmental Management (IDEM) joined the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the United States Environmental Protection Agency (EPA) and IDEM in connection with the contamination of soil and groundwater on the Company's property in Elkhart, Indiana, and a well field of the City of Elkhart in close proximity to the Company's facility.
The lawsuit also seeks a declaration that the Company and the other defendants are liable for any future costs incurred by the EPA and IDEM in connection with the site. The Company does not believe the outcome of the lawsuit will materially effect its financial condition, liquidity or results of operations.

For further information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" and
Note 8 to the Company's Consolidated Financial Statements included elsewhere herein.


Item 4.	Submission of Matters to Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of 1996.

	Executive Officers of the Company

The names and ages of all executive officers of the Company, all positions and offices held by each of them and the period during which each such person has served in these offices and positions is set forth below:

	Name					Age	Position and Offices
James O. Futterknecht, Jr.   	50  	Chairman, President and Chief
						                            	Executive Officer

Joseph A. Robinson		         	58  	Senior Vice President and
						                            	Chief Financial Officer

James E. Crawford	          		50  	Vice President and Managing
					                            		Director-Value Management and
						                            	Product Research and
						                            	Development

Louis R. Csokasy		           	49  	Vice President and President-
						                            	Automotive Systems

Terrance L. Lindberg	        	54  	Vice President and President-
						                            	Mass Transit, RV and Heavy
						                            	Truck Window and Door Systems

James M. Krzyzewski		        	49  	Vice President and President-
						                            	Plastic Products

Michael C. Paquette		        	55  	Vice President, Corporate
						                            	Human Resources

Robert A. Pickering		        	54  	Vice President and President-
						                            	Atwood Mobile Products

Ike K. Eikelberner		         	49  	Vice President and Corporate
                                  	Controller

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

Mr. Csokasy joined the Company in 1972. He was General Manager - Recreational Vehicles from 1985 to 1987, Manager of Corporate Engineering from 1987 to 1990, Vice President - Engineering from 1990 to 1992, and Vice President - Engineering and Quality from 1992 to 1995. He is currently Vice President and President - Automotive Systems.

Mr. Lindberg joined the Company in 1983, was Manager of Mass Transit and Heavy Truck Products from 1984 to 1987, was Manager of Group Operations from 1987 until 1990, was Vice President - Group Operation from 1990 to 1992. Mr. Lindberg was Vice President - Specialty Products and General Manager - Nyloncraft from 1992 to 1995. He is currently Vice President and President
- Mass Transit, RV and Heavy Truck Window and Door Systems.

Mr. Krzyzewski joined the Company in 1975, was General Manager of the Belvedere division from 1984 to 1987, was Manager, Business Strategy and Development from 1987 to 1990, and was Director, Business Strategy and Development from 1990 to 1995. He is currently Vice President and President, Plastic Products.

Mr. Paquette joined the Company in 1995 as Vice President, Corporate Human Resources. Prior to that and since 1983, he was Vice President of Human Resources for the Power Generation Group of Cummins Engine Company, a Columbus, Indiana manufacturer of diesel engines and related components.

Mr. Pickering joined Atwood Industries in 1989.  He was Vice
President-Manufacturing 1989 to 1991 and President-Atwood Mobile
Products from 1991. He was elected a Vice President of the Company in December, 1996.

Mr. Eikelberner joined the Company in 1976, was Controller-
Nyloncraft Division from 1989 to 1991, was Corporate Controller from 1991 to 1996 and elected a Vice President in December 1996.


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

										     Dividends
							    Share Prices    Declared
							  High 	  Low     Per Share

	Fiscal Year Ended December 30, 1995:
		1st Quarter			 14.250	 12.625	 .110
		2nd Quarter			 14.500	 12.625	 .110
		3rd Quarter			 14.375	 12.625	 .110
		4th Quarter			 13.000	 11.625	 .110
	Fiscal Year Ended December 28, 1996:
		1st Quarter			 14.000  10.875  .110
		2nd Quarter			 16.250  10.750  .110
		3rd Quarter			 17.000  13.000  .110
		4th Quarter			 16.375  14.125  .125

As of February 21, 1997, there were 547 holders of record of the Common Shares.

The Company has paid cash dividends every quarter since becoming a public company in April 1984. The Company intends to continue to pay quarterly cash dividends on its Common Shares, but the payment of dividends and the amount and timing of such dividends will depend upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. The Company's 7.78% Senior Notes debt agreement contains certain restrictive covenants pertaining to dividends. Currently, the Company has available for payment of dividends $25,725,000 of retained earnings.

Item 6.	Selected Financial Data

	SELECTED CONSOLIDATED FINANCIAL INFORMATION
	(Amounts in thousands, except per share amounts)

The following table presents selected consolidated financial data of the Company as of and for the five fiscal years ended December 28, 1996. The selected consolidated financial data have been derived from audited consolidated financial statements of the Company. Such selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein. The comparability of the results for the periods presented is significantly affected by certain events, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- General."

Income Statement Data:

					                               Fiscal Year Ended,
						                                   Dec 31,
						                          1992      1993      1994
Net sales		                			$426,873  $515,681  $607,183
Cost of goods sold		         	 383,258   463,943   545,817
Gross profit				                43,615    51,738    61,366
Selling, administrative
 and engineering expenses    	  28,262    30,054    32,723
Restructuring charge (1)		       4,500     ---       ---
Gain on disposal
 of Canadian facility (1)	        ---      ---       ---
Other income, net			               713     2,015     2,145
Interest expense			              5,555     3,474     3,406
Income before income taxes
 and cumulative effect of
 changes in accounting		         6,011    20,225    27,382
Income tax provision		           2,434     7,785    10,131
Income before cumulative
 effect of changes in
 accounting				                  3,577    12,440    17,251
Cumulative effect of
 adoption of SFAS 106 and
 109						                       3,195     ---       ---
Net income				                     382    12,440    17,251
Net income (loss) per share:
	Before cumulative effect
	of changes in accounting:
		Primary				                      .47      1.23      1.60
		Fully diluted			                 .47      1.15      1.46
	Cumulative effect of adop-
	 tion of SFAS 106 and 109:
		Primary				                     (.42)    ---      ---
		Fully diluted			                (.42)    ---      ---
	Net income:
		Primary			                 	     .05      1.23      1.60
		Fully diluted			                 .05      1.15      1.46
Cash dividends per share		         .24       .30       .37
Average shares outstanding	      7,553    10,122    10,805

Balance Sheet Data:

						                                  Dec 31,
						                          1992      1993      1994
Working Capital		            	$ 60,331  $ 94,761 $ 96,145
Property, plant and
 equipment				                  42,064    49,746   62,876
Total assets			              	 182,096   229,316  254,630
Current portion of
 long-term debt			               1,561     1,553    1,358
Long-term debt (less current
 portion)					                  34,592    35,094   33,578
Shareholders' equity		          67,030   106,436  122,643
Book value per share		            7.83     10.07    11.48
Long-term debt to total
 capitalization       		           34%       25%      21%
____________________________

(1)	In 1992, the Company provided a reserve of $4,500 for
restructuring costs; and in 1995, the Company realized a gain on the disposal of the Canadian facility. See Note 15 to the Company's Consolidated Financial Statements.

Income Statement Data:

					                          Fiscal Year Ended,
					                        	 Dec 30,		 Dec 28,
						                          1995   		  1996
Net sales				                 $596,014	 	$887,741
Cost of goods sold		         	 540,716 		 783,375
Gross profit				                55,298	 	 104,366
Selling, administrative
 and engineering expenses    	  32,973	 	  65,652
Restructuring charge (1)	    	   ---  		    ---
Gain on disposal
 of Canadian facility (1)    	   1,582      ---
Other income, net	          		   3,805		    1,736
Interest expense			              3,322  	   9,784
Income before income taxes
 and cumulative effect of
 changes in accounting		        24,390     30,666
Income tax provision		           8,125		   11,550
Income before cumulative
 effect of changes in
 accounting				                 16,265		   19,116
Cumulative effect of
 adoption of SFAS 106 and
 109						                        ---  		   ---
Net income				                  16,265		   19,116
Net income (loss) per share:
	Before cumulative effect
	of changes in accounting:
		Primary				                     1.52		     1.79
		Fully diluted			                1.41 	     1.66
	Cumulative effect of adop-
	 tion of SFAS 106 and 109:
		Primary				                     ---  		   ---
		Fully diluted			                ---  		   ---
	Net income:
		Primary				                     1.52		     1.79
		Fully diluted			                1.41       1.66
Cash dividends per share		         .44		     .455
Average shares outstanding	     10,690		   10,709

Balance Sheet Data:


                         						 Dec 30,		 Dec 28,
						                           1995   		  1996
Working Capital		            	$ 91,453	 	$114,140
Property, plant and
 equipment				                  68,997		  159,775
Total assets				               269,518	 	 443,234
Current portion of
 long-term debt			               9,164		    9,554
Long-term debt (less current
 portion)					                  24,021		  123,452

Shareholders' equity		         134,317		  150,725
Book value per share		           12.55	     14.06
Long-term debt to total
 capitalization			                 15%		      45%
____________________________

(1)	In 1992, the Company provided a reserve of $4,500 for
restructuring costs; and in 1995, the Company realized a gain on the disposal of the Canadian facility. See Note 15 to the Company's Consolidated Financial Statements.

Item 7.	Management's Discussion and Analysis of Results of
		Operations and Financial Condition

General

The Company was founded in 1928 and became a public company in April 1984. In April 1996, the Company acquired all of the outstanding common shares of Anderson Industries, Inc., (Anderson) located in Rockford, Illinois. Anderson is a holding company whose main asset is Atwood Industries, Inc. (Atwood). Atwood manufactures seat systems, including seat and height adjusters, recliner mechanisms, hand and foot operated parking brakes, transmission selectors and hood and deck hinges, all for the automotive industry. In addition, Atwood produces appliances such as water heaters, furnaces, stoves and ranges, hardware, such as jacks, couplers and surge brake actuators, seating frames, seat adjusters and recliner mechanisms for the recreational vehicle industry. With this acquisition, the Company has established lines of business to distinguish activities for the light vehicle segment separate from the recreational vehicles, mass transit and heavy truck segment (RV/MT/HT). Prior to 1996, the Company operated in predominately the light vehicle industry. The comparability of the Company's results on a period-to-period basis is significantly affected by this acquisition.

	The light vehicle products segment normally experiences reduced sales volumes in the months of July, August and December as vacation periods, model changeover and start-up and, in the case of December, holidays which commence prior to Christmas and run through New Years, affect the number of production days. The RV/MT/HT products segment is seasonal in that sales in the quarter October through December are normally at reduced levels.

Results of Operations

1996 Compared to 1995
Sales for the year ended December 28, 1996 totaled $887.7 million, up $291.7 million or 49% from the preceding year. The acquisition of Atwood added $284.9 million in 1996. The remainder of the increase was due to a slight increase in overall automotive volumes as selling prices remained stable. Increases in production of our products for light trucks and sport utility vehicles were offset by decreases in production for passenger cars. Sales for the current year were $719.4 million for the light vehicle segment and $168.3 million for the RV/MT/HT segment.

	Gross profit totaled $104.4 million, or 11.8% of sales, as compared with $55.3 million, or 9.3% of sales for the prior year. Gross profit from the Atwood acquisition amounted to $34.5 million or 12.1% of sales. The higher gross margin from Atwood had the effect of increasing overall gross margin by .2 percentage points. The remaining improvement in margin results from continued cost reductions and absence of significant launch costs.

	Selling, administrative and engineering expenses totaled $65.7 million or 7.4% of sales for 1996, up from $33.0 million or 5.5% of sales in 1995. The Atwood acquisition added $28.1 million of selling, administrative and engineering expenses. The remainder of the increase was due to increases in salaries, fringes, legal and professional fees and costs associated with engineering design and development activities.

	Interest costs of $9.8 million for 1996 increased from $3.3 million in 1995 due to the increased long-term debt outstanding including new Senior Notes issued in connection with the Anderson acquisition. Interest income of $1.8 million in 1996, recorded in other income, was down from $2.1 million in 1995 due to reductions in marketable securities. Also included in other income in 1995 was a $1.5 million gain on executive life insurance.

	Included in 1995 was a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounted to 9 cents per share after income taxes. This gain included the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring was completed with the sale of the shares of Metalcraft.

	The income tax provision was 37.7% of pre-tax income in 1996 up from 33.3% in 1995. The previous year reflected the impact of the non-taxable executive life insurance proceeds and a higher level of income from investing in tax-free securities.

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

	Interest costs of $3.3 million for 1995 were similar to the $3.4 million incurred in 1994. Other income of $3.8 million in 1995 increased from $2.1 million in 1994 due to recording a $1.5 million gain on executive life insurance. Interest income, included in other income, increased from $1.8 million in 1994 to $2.1 million in 1995 due to higher interest rates.

	The income tax provision was 33.3% of pre-tax income in 1995, down from 37% in the preceding year. The 1995 percentage reflected not only the impact of the non-taxable executive life insurance proceeds but also the continuation of investing in tax-free securities.

	Included in 1995 was a gain on the disposition of Excel Metalcraft, Ltd., located in Aurora, Ontario in the amount of $1,582,000 which amounted to 9 cents per share after income taxes. This gain included the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring was completed with the sale of the shares of Metalcraft.

Liquidity and Capital Resources

The Company completed the acquisition of all of the outstanding common shares of Anderson on April 3, 1996 for approximately $62,562,000 including five-year warrants for 381,000 shares of Excel common stock exercisable at $13.25 per share (valued at $1.5 million) and expenses of the transaction. The Company also assumed approximately $85 million of Anderson's debt. On April 1, 1996 the Company entered into a $120,000,000 Credit Agreement to facilitate the completion of this acquisition. On May 3, 1996 the Company issued 7.78% Senior Notes for $100,000,000 at which time the Credit Agreement was amended to reduce the committed line of credit to $60,000,000. Interest only is payable in quarterly installments until 2000 at which time annual principal and interest payments will be made to 2011.

At December 28, 1996, working capital totaled $114.1 million, and the current ratio was 1.9 to 1. Cash and marketable securities totaled $30.6 million, a decrease of $7.2 million from December 30, 1995.

	In 1996, cash flow from operations totaled $69.8 million, considerably higher than the $22.2 million in 1995. The increased cash flow from operations resulted from improved level of earnings including non-cash charges and reductions in working capital (primarily trade receivables, billable tooling and inventories).

	Expenditures for capital equipment in 1996 were $29.2 million up from $21.7 million in 1995 and $25.5 million in 1994.
 The increase in 1996 was due to capital expenditures for Atwood operations. Capital additions consisting mainly of machinery and equipment totaled $23.6 million in the light vehicle segment and $4.0 million in the RV/MT/HT segment. The remainder was spent in the corporate area. Capital expenditures for 1997 are budgeted at $50 million.

	Additionally, in 1996 the Company made its first payment on its 10% Convertible Subordinated Notes, and repaid $71 million of debt assumed in connection with the Anderson acquisition utilizing proceeds from its Senior Note issue. Cash dividends totaled $4.9 million for the year.

	Long-term debt of $123.5 million as of December 28, 1996, or 45% of total capitalization, included not only the Senior Notes but also $15 million of the Convertible Notes issued in January 1990. The principal balance of each Convertible Note is convertible, at the option of the holder, into Common Shares at a current price of $13.214 per share.

	For 1997 the Company expects its current cash balances, operating cash flow and available credit lines to be sufficient to finance operating cash needs, capital expenditures and any environmental clean-up requirements.

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

	A chemical cleaning compound, trichloroethylene (TCE), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company has been named as one of nine potentially responsible parties (PRPs) in the contamination of this site.
The United States Environmental Protection Agency (EPA) and the Indiana Department of Environmental Management (IDEM) have conducted a preliminary investigation and evaluation of the site and have undertaken temporary remedial action in the nature of air-stripping towers. In early 1992, the EPA issued a Unilateral Order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. The Company has installed and is operating the equipment pursuant to the Unilateral Order. In addition, the EPA and IDEM have asserted a claim for reimbursement of their investigatory costs and the costs of installing and operating the air-strippers on the municipal well field (the EPA Costs). On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against eight of the PRPs, including the Company. On July 20, 1993, IDEM joined in the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and IDEM, and a declaration that the eight defendant PRPs are liable for any future costs incurred by the EPA and IDEM in connection with the site. On September 5, 1996 the United States Department of Justice lodged with the United States District Court for the Northern District of Indiana a proposed partial consent decree which specifies payment of Federal Past Response Costs from certain PRPs which for Excel amounted to approximately $3.2 million which together with amounts due IDEM would bring Excel's total obligation to approximately $3.4 million. This consent decree has not been accepted by the Court, and comments objecting to the consent decree have been lodged with the United States Department of Justice.

	The Company does not believe the annual cost to the Company of monitoring groundwater and operating the soil vapor extraction system and the air-strippers will be material. Each of the PRPs, including the Company, is jointly and severally liable for the entire amount of the EPA Costs. Certain PRPs, including the Company, are currently attempting to negotiate an agreed upon allocation of such liability. The Company believes that adequate provisions have been recorded for its costs and its anticipated share of the EPA Costs and that its cash on hand, unused lines of credit or cash from operations are sufficient to fund any required expenditures.

	On February 14, 1997, the Company announced its plans to close its Eddy Avenue automotive plant in Rockford, Illinois.
The Company expects to record a restructuring reserve in the first quarter of 1997 after information is available to determine the reserve. This reserve will be an adjustment to the opening balance sheet of Anderson and not a charge to earnings.

Inflation

The impact of inflation on operating results for the years 1996, 1995 and 1994 was not significant. Raw material costs during these periods have increased; however, use of LIFO inventory methods by the Company has minimized any impact from inflation. The majority of the Company's property, plant and equipment is of recent purchase, and depreciation charges are based on historical cost.

Cautionary Statements for Purposes of "Safe Harbor" Under the
Private Securities Reform Act of 1995

Certain statements in this Annual Report, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry factors.

	General risks that may impact the achievement of such forecasts include: compliance with new laws and regulations, significant raw material price fluctuations, and other business factors. Specific risks to the Company include: risk of recession in the economies in which its products are sold, the concentration of a substantial percentage of the Company's sales with a few major OEM customers, labor relations at the Company, its customers and its suppliers; competition in pricing and new product development from larger companies with substantial resources.

Item 8.	Financial Statements and Supplementary Data

	Following are the consolidated financial statements of the Company and its subsidiaries, the notes thereto, and the auditors' report.


	REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Excel Industries, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Excel Industries, Inc. and its subsidiaries at December 28, 1996 and December 30,1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
South Bend, Indiana
February 20, 1997


Consolidated Balance Sheet

(Amounts in thousands)			    December 28,  December 30,
                        							   1996	     	  1995
Assets
Current assets:
  Cash and short-term investments     		$  6,580 	    	$    391
  Marketable securities				               23,981  	      37,416
  Accounts receivable-trade, less
   allowances of $2,443 in 1996 and
   $725 in 1995				                    	 127,351      	  85,751
  Customer tooling to be billed		         17,278  	      26,090
  Inventories						                       43,960      	  27,298
  Prepaid expenses					                   19,800	     	   7,018

	Total current assets			                 238,950      	 183,964

Property, plant and equipment:
  Land						                           	   3,561   	      1,280
  Buildings and improvements			           52,667  	      21,726
  Machinery and equipment			             194,270   	    116,527
  Accumulated depreciation			            (90,723)		     (70,536)
								                                 159,775   	     68,997
Goodwill, net of accumulated
 amortization of $4,074 in 1996 and
 $3,050 in 1995					                      31,814   	      6,356
Other assets						                        12,695		       10,201
							                                	$443,234	     	$269,518
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable				                 	$ 68,673      	$ 57,811
  Accrued liabilities:
    Salaries and wages				                10,100   	      5,284
    Employee benefits				                 10,628		        7,091
    Other							                          22,847   	     12,759
  Income taxes payable				                 3,008   	        402
  Current maturities of long-term debt	    9,554		        9,164

	Total current liabilities		             124,810   	     92,511

Long-term debt						                     123,452   	     24,021
Other long-term liabilities			            44,247 		      18,669
Commitments and contingent liabilities	    --		           --
Shareholders' equity:
  Preferred shares-no par value,
   authorized 1,000 shares, none
   issued							                           --		           --
  Common shares-no par value,
   authorized 20,000 shares; issued
   and outstanding in 1996, 10,718;
   issued in 1995, 11,003			              92,187  	      95,157
  Retained earnings					                  58,653   	     44,412
  Minimum pension liability adjustment	     (160)  	       (659)
  Cumulative translation adjustment		         45		         --
Treasury shares at cost, 300 shares	        --  		       (4,593)

	Total shareholders' equity		            150,725		      134,317

 							                               	$443,234	     	$269,518

The accompanying notes are an integral part of this statement.


Consolidated Statement of Income

(Amounts in thousands, except per share amounts)

				                                 Fiscal Year Ended
				                   December 28,   December 30,   December 31,
				                       1996		         1995		         1994
Net sales			            	$887,741	      $596,014	     	$607,183
Cost of goods sold		      783,375		      540,716		      545,817

  Gross profit			         104,366		       55,298		       61,366

Selling, administrative
 and engineering expenses  65,652		       32,973 		      32,723
Disposal of Canadian
 facility				               --  		        (1,582)          --

  Operating income		       38,714		       23,907		       28,643

Interest expense		          9,784		        3,322		        3,406
Other income, net		        (1,736)		      (3,805)		      (2,145)
  Income before
   income taxes	        	  30,666		       24,390		       27,382

Provision for income
 taxes				                 11,550		        8,125		       10,131

  Net income		          	$ 19,116	     	$ 16,265	     	$ 17,251

Net income per share:
    Primary		           	$   1.79	     	$   1.52	     	$   1.60
    Fully diluted		          1.66		         1.41		         1.46
Cash dividends per share	$   .455	     	$    .44	     	$    .37



The accompanying notes are an integral part of this statement.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Amounts in thousands)
_________________________________________________________________

				                            Common
						                          Shares	    	Common  	Retained
					                       	Outstanding   	Shares  	Earnings
Balance at December 31, 1993 	10,575 	      	$87,537  	$19,615

Net income						 			                                    17,251
Dividends									                                    	 (4,012)
Share offering				               380		         7,032
Share options exercised		          3		            26
Shares issued under employee
 stock purchase plan		            16		           236
Minimum pension liability
 adjustment
Treasury shares purchased	      (290)

Balance at December 31, 1994  10,684		        94,831	   32,854

Net income									                                     16,265
Dividends										                                     (4,707)
Share options exercised		         	7		            57
Shares issued under employee
 stock purchase plan		            22		           269
Minimum pension liability
 adjustment
Treasury shares purchased	       (10)

Balance at December 30, 1995 	10,703		        95,157	   44,412

Net income									                                     19,116
Dividends										                                     (4,875)
Share options exercised		         12		            86
Shares issued under employee
 stock purchase plan		            15		           192
Warrants issued						                          1,500
Minimum pension liability
 adjustment
Cumulative translation
 adjustment
Treasury shares purchased	       (12)
Treasury shares canceled	          	          (4,748)

Balance at December 28, 1996  10,718	      $  92,187   $58,653





						                           	Minimum
                                  Pension 	    	Cumulative
						                           	Liability    	Translation
						                           	Adjustment  	 Adjustment
Balance at December 31, 1993	     	$  (716)      	$  --

Net income
Dividends
Share offering
Share options exercised
Shares issued under employee
 stock purchase plan
Minimum pension liability
 adjustment					                       129
Treasury shares purchased

Balance at December 31, 1994		        (587)  	       --

Net income
Dividends
Share options exercised
Shares issued under employee
 stock purchase plan
Minimum pension liability
 adjustment					                       (72)
Treasury shares purchased

Balance at December 30, 1995		        (659)		       --

Net income
Dividends
Share options exercised
Shares issued under employee
 stock purchase plan
Warrants issued
Minimum pension liability
 adjustment					                       499
Cumulative translation
 adjustment									                                   45
Treasury shares purchased
Treasury shares canceled

Balance at December 28, 1996	      	$ (160)	   	$      45

                                   Treasury
                                   Shares		        Total
Balance at December 31, 1993	     	$  --		         $106,436

Net income								                                   17,251
Dividends									                                   (4,012)
Share offering								                                7,032
Share options exercised						                            26
Shares issued under employee
 stock purchase plan							                             236
Minimum pension liability
 adjustment									                                    129
Treasury shares purchased	         	(4,455)		        (4,455)

Balance at December 31, 1994	      	(4,455)		       122,643

Net income								                                   16,265
Dividends									                                   (4,707)
Share options exercised						                            57
Shares issued under employee
 stock purchase plan							                             269
Minimum pension liability
 adjustment									                                    (72)
Treasury shares purchased		           (138)		          (138)

Balance at December 30, 1995	      	(4,593)		       134,317

Net income								                                   19,116
Dividends									                                   (4,875)
Share options exercised							                           86
Shares issued under employee
 stock purchase plan							                             192
Warrants issued							                                1,500
Minimum pension liability
 adjustment									                                    499
Cumulative translation
 adjustment									                                     45
Treasury shares purchased		          (155)		           (155)
Treasury shares canceled		        	(4,748)             --

Balance at December 28, 1996	    	$ --     		      $150,725

The accompanying notes are an integral part of this statement.

Consolidated Statement of Cash Flows
(Amounts in thousands)
                         							         Fiscal Year Ended
							                              December 28,   December 30,
								                                 1996		         1995
Cash flows from operating activities:
  Net income						                       $ 19,116	    	$ 16,265
  Adjustments to reconcile
   net income to net cash
   provided by operating activities:
    Depreciation and amortization		        26,246		      13,720
    Deferred income taxes			               (1,613)	        (108)
    Gain from disposal of Canadian
	facility						                             --		         (1,582)
    Gain from life insurance 			            --		         (1,468)
    Other								                             348		         334
    Changes in assets and liabilities,
     excluding effect of acquisition
	 Accounts receivable and
	  prepaid expenses				                    19,206		      (7,486)
      Inventories and customer
       tooling						                       25,955		      (4,802)
      Accounts payable and
       accrued liabilities 			            (19,409)	       7,301
Total adjustments					                     50,733 	       5,909
	 Net cash provided by
	  operating activities			                 69,849 	      22,174

Cash flows from investing activities:
  Purchase of property, plant
   and equipment					                     (29,209)	     (21,744)
  Business acquired					                  (58,984)	        --
  Sale (purchase) of investments, net	      8,290 	      (2,060)
  Proceeds from disposal of
   Canadian facility				                     --		         6,306
  Proceeds from life insurance		             --		         1,841
  Other							                                929 	         (31)
	Net cash used for
	 investing activities			                 (78,974)	     (15,688)

Cash flows from financing activities:
  Issuance of common shares			                278	          326
  Payments of long-term debt			           (79,934)	      (1,751)
  Dividends						                          (4,875)	      (4,707)
  Purchase of treasury shares			             (155)	        (138)
  Issuance of long-term debt			           100,000 	        --
	Net cash provided by
	 (used for) financing
	 activities					                          15,314 	      (6,270)
Net change in cash and
 short-term investments				                 6,189 	         216
Cash and short-term investments
 at beginning of period				                   391 	         175
Cash and short-term investments
 at end of period					                   $  6,580     	$    391

Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest						                         $  9,288     	$   3,358
  Income taxes, net of refunds		           10,524 	       10,380



                               								   December 31,
									                                     1994
Cash flows from operating activities:
  Net income					                          		$17,251
  Adjustments to reconcile
   net income to net cash
   provided by operating activities:
    Depreciation and amortization		           11,931
    Deferred income taxes				                   (546)
    Gain from disposal of Canadian
	facility							                               --
    Gain from life insurance 			               --
    Other							                              	2,170
    Changes in assets and liabilities,
     excluding effect of acquisition
	 Accounts receivable and
	  prepaid expenses				                      	(8,561)
      Inventories and customer
       tooling						                         (10,563)
      Accounts payable and
       accrued liabilities			                  9,604
Total adjustments					                         4,035
	 Net cash provided by
	  operating activities			                    21,286

Cash flows from investing activities:
  Purchase of property, plant
   and equipment					                        (25,491)
  Business acquired						                      --
  Sale (purchase) of investments, net		          266
  Proceeds from disposal of
   Canadian facility					                      --
  Proceeds from life insurance			              --
  Other								                                  231
	Net cash used for
	 investing activities			                    (24,994)

Cash flows from financing activities:
  Issuance of common shares			                	7,294
  Payments of long-term debt			               (1,711)
  Dividends						                             (4,012)
  Purchase of treasury shares			              (4,455)
  Issuance of long-term debt			                --
	Net cash provided by
	 (used for) financing
	 activities					                             (2,884)
Net change in cash and
 short-term investments				                   (6,592)
Cash and short-term investments
 at beginning of period				                    6,767
Cash and short-term investments
 at end of period					                       $   175
Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest						                             $ 3,433
  Income taxes, net of refunds		              	9,138

In connection with the business acquired, the Company had certain non-cash costs totaling $3 million, including the issuance of warrants valued at $1.5 million.

The accompanying notes are an integral part of this statement.



	EXCEL INDUSTRIES, INC.

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Prior to 1996, the Company operated in predominately one industry segment in North America: the design, engineering and manufacture of certain components sold to manufacturers in the ground transportation industry. With the acquisition of Anderson in 1996, the Company expanded into a second segment: the manufacture of appliances and equipment for the recreational vehicle (RV) industry.

	The light vehicle products segment consists of the manufacturing of window assemblies, regulators, seating systems and injection molded parts for light vehicles manufactured in North America. The RV, mass transit and heavy truck segments consist of RV appliances, jacks and couplers, bus windows and doors and windows for heavy trucks.

2.	Significant Accounting Principles

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions, profits and balances are eliminated.

Net income per share
Primary net income per share is computed using the weighted average number of shares outstanding during the period. Shares used to compute primary net income per share were 10,709,000 for 1996, 10,690,000 for 1995, and 10,805,000 for 1994.

Fully diluted earnings per share assumes, when dilutive, the conversion of the outstanding 10% convertible subordinated notes which were issued on January 2, 1990.

Short-term investments and marketable securities
Short-term investments amounting to $4,097,000 at December 28, 1996, and $255,000 at December 30, 1995 consist of investments generally in money market funds.

Marketable securities represent investments with maturities generally longer than 90 days which are classified as "available for sale" securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All securities mature prior to December 1997. Interest and dividends on marketable securities are included in income as earned. Realized gains or losses are determined on the specific identification method.

Marketable securities are carried at fair value and consist of the following:

                  					   1996		          1995
						                        (000 Omitted)
Government securities   	$  2,984  	      $ 7,203
Tax-free municipal
 securities			              9,307   	      23,713
Municipal fund par value
 preferred shares		         9,650		         6,500
Other tax free securities   2,040		         --
				                    	$ 23,981		       $37,416

Other income includes interest income of $1,772,000 in 1996,$2,113,000 in 1995, and $1,812,000 in 1994.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories at December 28, 1996 except for $9,230,000.

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

Fair Value of Financial Instruments
The Company estimates the fair value of all financial instruments where the face value differs from the fair value, primarily long-term debt, based upon quoted amounts or the current rates available for similar financial instruments. If fair value accounting had been used at December 28, 1996, instead of the historic basis accounting used in the financial statements, long-term debt would exceed the reported level by approximately $3 million.

Income taxes
Deferred income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

Foreign Currency Translation
For operations outside the United States that prepare financial statements in currencies other than the United States dollar, income, expense and cash flow amounts are translated at average exchange rates during the period, and assets and liabilities are translated at period-end exchange rates. These translation adjustments are included as a separate component of shareholders' equity.

Fiscal Year
The Company's fiscal year was changed in 1995 to consist of 52 or 53 weeks ending on the Saturday nearest the calendar year end.

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

3.   Acquisition

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc. (Anderson) for approximately $62,562,000 including five-year warrants for 381,000 shares of Excel common stock exercisable at $13.25 per share (valued at $1.5 million) and expenses of the transaction. The Company also assumed approximately $85 million of Anderson's debt. On April 1, 1996, the Company entered into a $120,000,000 Credit Agreement to facilitate the completion of this acquisition. On May 3, 1996, the Company borrowed $100,000,000 in 7.78% Senior Notes payable for 11 years in annual installments beginning in 2000.

	Anderson, located in Rockford, Illinois, is a holding company whose main asset is Atwood Industries, Inc. Atwood Industries manufactures products for the automotive and recreational vehicle industries and is also headquartered in Rockford, Illinois.

	The acquisition of Anderson was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired ($26,482,000) has been accounted for as goodwill and is being amortized over 35 years using the straight line method.

	The accompanying consolidated statements of income include the operating results of Anderson since April 3, 1996. Pro forma unaudited consolidated operating results of the Company and Anderson for the year ended December 28, 1996 and December 30, 1995, assuming the acquisition had been made as of the beginning of 1996 and 1995, are summarized below (in thousands except per share amounts):

                           								      Year Ended
								                                 1996	   1995
Net sales						                        	$985,555 	$995,803
Net income						                          20,745	    9,783
Net income per share, primary			            1.94	     0.92
Net income per share, fully diluted	        1.79	     0.91

	Net income for the year ended December 30, 1995, includes a charge which reduced net income by $4,978,000 for a warranty issue on a component part manufactured by Anderson that was recalled by a major automotive customer.

	The unaudited pro forma financial information presented is not necessarily indicative either of the results of operations that would have occurred had the transactions been completed on the indicated dates or of future results of operations of the combined companies.

4.	Research, Engineering and Development

Research, engineering and development expenditures charged to operations approximated $17,237,000 in 1996, $12,897,000 in 1995, and $10,916,000 in 1994.

5.	Inventories

Inventories consist of the following:

                    					   1996	     	   1995
						                         (000 Omitted)
Raw materials			           $24,047 	      $16,911
Work in process and
 finished goods		           20,770  	      11,143
LIFO reserve			               (857)	         (756)
				  	                    $43,960		      $27,298

6.	Pension and Other Employee Benefit Plans

Pension and profit sharing plans
The Company and its subsidiaries provide retirement benefits to substantially all employees through various pension, savings and profit sharing plans. Defined benefit plans provide pension benefits that are based on the employee's final average salary for salaried employees and stated amounts for each year of credited service for hourly employees. The Company also provides supplemental retirement benefits for certain executives. Contributions and costs for the Company's various other benefit plans are generally determined based on the employee's annual salary. Total expense relating to the Company's various retirement plans aggregated $7,577,000 in 1996, $3,947,000 in 1995, and $3,868,000 in 1994.

	Components of net pension expense for qualified defined benefit pension plans are as follows:

                  				                  Year Ended
					                       1996		        1995		        1994
						                              	(000 Omitted)
Service cost			           $2,470    	      $1,642		      $1,622
Interest cost			           2,711    	       1,585		       1,457
Actual return on
 assets				               (2,248)   	      (3,001)   	      133
Net amortization and
 deferral				                 53		          1,583		      (1,396)

Net defined benefit
 pension expense		        $2,986		         $1,809		      $1,816

The increase in net pension expense in 1996 for qualified defined benefit pension plans is due to the addition of Atwood Industries defined benefit plans.


The funded status of qualified defined benefit pension plans is as follows:

                             							Assets exceed
						                          accumulated benefits

							                             1996	       1995
							                               (000 Omitted)
Plan assets at fair value	        	$24,528	   $14,914
Projected benefit obligation		      30,694	    18,397
							                             (6,166)    (3,483)
Unrecognized costs				               2,542	     1,781
Net accrued pension costs		        $(3,624)	  $(1,702)
Actuarial present value of:
  Vested benefit obligations	     	$20,815	   $12,770
  Accumulated benefit
   obligations					                $22,284	   $13,590


                           							Accumulated benefits
						                                exceed assets

                              							 1996	   1995
							                               (000 Omitted)

Plan assets at fair value	        	$ 9,923	   $ 4,941
Projected benefit obligation		      12,919	     5,862
							                             (2,996)	     (921)
Unrecognized costs				                (116)	     --
Net accrued pension costs		        $(3,112)	 $   (921)
Actuarial present value of:
  Vested benefit obligations	     	$11,984	  $  5,560
  Accumulated benefit
   obligations				                	$12,797	  $  5,862

Major assumptions:			                 1996	      1995
  Discount rate				                   7.5%	 7.5%-8.0%
  Rate of increase in compensation	   5.0%	      5.0%
  Expected rate of return on plan
   assets						                       8.0%	      8.0%

	It is generally the Company's policy to fund the ERISA minimum contribution requirement. Plan assets are invested primarily in corporate equity securities and bonds and insurance annuity contracts.

Supplemental and other postretirement benefits
In addition to providing pension benefits, the Company provides certain health care benefits to substantially all active employees and postretirement health care benefits to certain management employees. In addition, certain hourly and salary employees are eligible for postretirement medical coverage until age 65. The Company is primarily self-insured for such benefits.

	The Company follows the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and funds these benefits on a pay-as-you-go basis. The components of net periodic postretirement benefit cost are as follows:

                        					            Year Ended
					                           	1996		     1995		        1994
							                                 (000 Omitted)
Service costs, benefits
 attributed to employee
 service during the
 year			  	                  	$ 868	      $  656		     $  909
Interest cost on
 accumulated postretirement
 benefit obligation	  		        780	         482		        599
Amortization of
 deferrals		  	                (200) 	      (189)		       (15)

Net periodic postretirement
 benefit cost			             $1,448	      $  949		     $1,493

The increase in net cost in 1996 is attributable to the addition of the Atwood Industries postretirement benefit plan. The decrease in net cost in 1995 is attributable to lower actual claims and higher retiree contributions than projected.

Summary information on the Company's plans is as follows:

                              							   1996		   1995
	                               							 (000 Omitted)

Accumulated postretirement benefit obligation:
  Retirees					                       $ 3,018      	  $ 1,079
  Retirement-eligible actives		         1,850			          868
  Other active participants		           7,788		         5,587
Accumulated postretirement benefit
 obligation (APBO)				                 12,656		         7,534
Unrecognized prior service costs	         808   	         865
Unrecognized net gain			                3,973		         2,761
Accrued postretirement benefit
 costs						                          $17,437		       $11,160

	Long-term accrued postretirement benefit costs of $16,148,000 and $11,160,000 are included in other long-term liabilities at December 28, 1996 and December 30, 1995, respectively.

	The discount rate used in determining the APBO was 7.75% in 1996 and 1995. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.75% in 1996 and 9.25% in 1995, declining by .5% per year to a rate of 6.0%. An increase of 1% in the health care cost trend rate would increase the accrued postretirement benefit cost at December 28, 1996 by $1,900,000 and the 1996 annual expense by $529,000.

7.	Long-term Debt

Following is a summary of long-term debt of the Company:

                             							   1996		       1995
						                                 		(000 Omitted)
7.78% Senior notes				             $100,000		      $  --
10% Convertible subordinated notes	  22,000   	     30,000
Other						                          11,006		        3,185
							                             133,006      	  33,185
Current maturities				               (9,554)	  	    (9,164)
						                            	$123,452 	    	 $24,021

	The senior notes are due April 30, 2011. Interest only is payable in quarterly installments until 2000 at which time annual payments will commence ranging from $3.9 million to $12.2 million.

	The convertible subordinated notes are due on December 1, 2000 and require aggregate prepayments of $7,000,000 in 1997, $6,000,000 in 1998, $5,000,000 in 1999 and $4,000,000 in 2000.
The holders of the notes have the option to convert their notes at any time into common shares of the Company at a current conversion price of $13.214 per share. The notes are subject to prepayment at the option of the Company if the market value of the Company's common shares equals or exceeds 150% of the conversion price for a specified period.

	The debt agreements contain certain restrictive covenants which require, among other things, that the Company maintain certain financial ratios at specified levels, such as a current ratio of 1.5 to 1, restrict the amount of additional borrowings and limit the amount of dividends that can be paid. Currently the Company has available for payment of dividends $25,725,000 of retained earnings. The Company was in compliance with the financial covenants at December 28, 1996.
	The other debt consists of Industrial Revenue Bonds, capitalized leases, mortgages and equipment loans with interest rates ranging from those tied to short-term Treasury rates to 10.1%. Certain plant and equipment purchased with the proceeds of the debt collateralize these obligations.

	The Company had available unused lines of credit of approximately $60,000,000 at December 28, 1996 under terms of an agreement executed in April, 1996. Funds are available under this agreement through April, 2000 at an interest rate equal to the London Interbank rate plus 75 basis points.

	 Long-term debt maturities are $9,554,000 in 1997, $8,680,000 in 1998, $6,926,000 in 1999, $11,786,000 in 2000 and
$5,000,000 in 2001 and $91,060,000 thereafter.

8.	Contingencies

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

	In early 1992, the EPA issued a Unilateral Order under
Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. The Company has installed and is operating the equipment pursuant to the Unilateral Order. In addition, the EPA and IDEM have asserted a claim for reimbursement of their investigatory costs and the costs of installing and operating the air-strippers on the municipal well field (the EPA Costs). On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against eight of the PRPs, including the Company. On July 20, 1993, IDEM joined in the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and IDEM, and a declaration that the eight defendant PRPs are liable for any future costs incurred by the EPA and IDEM in connection with the site. On September 5, 1996 the United States Department of Justice lodged with the United States District Court for the Northern District of Indiana a proposed partial consent decree which specifies payment of Federal Past Response Costs from certain PRPs which for Excel amounted to approximately $3.2 million which together with amounts due IDEM would bring Excel's total obligation to approximately $3.4 million. This consent decree has not been accepted by the Court, and comments objecting to the consent decree have been lodged with the United States Department of Justice.

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

	The Company has been named a PRP for costs at seven other disposal sites. The remedial investigations and feasibility studies have been completed, and the results of those studies have been provided to the appropriate agencies. The studies indicated a range of viable remedial approaches, but agreement has not yet been reached on the final remediation approach. Furthermore, the PRPs for these sites have not reached an agreement on the allocation of costs between the PRPs. The Company believes it either has no liability as a responsible party or that adequate provisions have been recorded for current estimates of the Company's liability and estimated legal costs associated with the settlement of these claims. It is reasonably possible that the Company's recorded estimate of its obligation may change in the near term.

	There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at December 28, 1996 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

9.	Leases

The Company leases certain of its manufacturing facilities, sales offices, transportation and other equipment. Total rental expense was approximately $4,471,000 in 1996, $2,174,000 in 1995, and $2,502,000 in 1994. Future minimum lease payments under noncancellable operating leases are $3,861,000 in 1997, $2,913,000 in 1998, $2,384,000 in 1999 and $937,000 in 2000.

10.	Income Taxes

Pre-tax income reported by U.S. and foreign subsidiaries was as follows:

           				                  Year Ended
				                     1996		        1995		         1994
						                           	(000 Omitted)
United States		      $31,531  	      $24,390		      $25,517
Foreign			              (865)		        --  		         1,865

				                 $30,666		       $24,390		      $27,382

The provision (benefit) for income taxes is summarized below:

           				                  Year Ended
				                    1996		         1995		         1994
						                           	(000 Omitted)
Current:
  U.S. federal		     $11,070  	      $ 7,213		      $ 8,713
  Foreign			           -- 		            --		            484
  State			             2,093		         1,020		        1,480
				                  13,163		         8,233		       10,677

Deferred:
  U.S. federal		      (1,720) 	         (142)	         (947)
  Foreign			           -- 		           --		             132
  State			               107 	            34		          269
				                  (1,613)	          (108)	         (546)

				                 $11,550		       $ 8,125		      $10,131

	Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Current deferred income tax assets of $14,810,000 and $4,434,000 are classified as prepaid expenses at December 28, 1996 and December 30, 1995, respectively. Long-term deferred income tax liabilities of $5,188,000 are classified as other long-term liabilities at December 28, 1996 and $4,371,000 were classified as other assets at December 30, 1995.

	Deferred income taxes are comprised of the following at December 28, 1996 and December 30, 1995:

							                               1996		         1995
								                                  (000 Omitted)
Gross deferred tax liabilities
  Property, plant and equipment   	$19,173 		       $ 2,407
  Inventories					                    --  			           524
  Other						                          653		            580
							                             19,826		          3,511

Gross deferred tax assets
  Pension and postretirement
   benefit obligations			   	       13,202   	        7,227
  Other accrued liabilities		    	  15,348   	        4,958
  Inventories 						                   519		           --
  Tax credit and net operating
   loss carryforwards				            2,865		            506
								                            31,934		         12,691

Valuation allowance					            (2,486)	  	        (375)
Net deferred tax assets			        	$ 9,622		        $ 8,805

	At December 28, 1996 and December 30, 1995 the Company maintained a valuation allowance for foreign tax credit and foreign net operating loss carryforwards, which expire in 1997-2004. The increase in the valuation reserve in 1996 is a result of foreign net operating loss carryforwards generated by foreign subsidiaries acquired in connection with the purchase of Anderson. Based upon past operating results, the Company does not currently estimate that it is more likely than not that these carryforwards can be utilized before they expire.

	The provision for income taxes computed by applying the Federal statutory rate to income before income taxes is reconciled to the recorded provision as follows:

				                                 Year Ended
					                      1996		          1995		         1994
							                              (000 Omitted)
Tax at United States
 statutory rate	          $10,733  	      $ 8,537		      $ 9,584
State income taxes,
 net of federal benefit	    1,430 		          685		        1,137
Rate differential on
 foreign income 		           --		            --		            170
Research and
 development tax credits      (80) 	         (150)	         (250)
Non-taxable interest
 income				                  (340) 	         (455)	         (393)
Gain on executive life
 insurance		    	            -- 		           (514)	         --
Other			  	                  (193)		           22	  	       (117)

                    					 $11,550		       $ 8,125		      $10,131

11.	Segment Information and Major Customers

The following segment information separating light vehicle products and products for the recreational vehicle, mass transit and heavy truck (RV/MT/HT) industry is for the year ended
December 28, 1996. Prior to 1996, the Company manufactured products predominately for the light vehicle industry.

            				Light Vehicle  	RV/MT/HT
				             Products   	   Products	  Corporate	  Total
							                         (000 Omitted)
Sales			              $719,435	    $168,306	 $   --   	$887,741
Operating income
 (expense)		            33,369	      14,251	  (8,906)	   38,714

Assets			              297,042	     106,915	  39,277	   443,234
Capital expenditures    23,582	       4,002	   1,625	    29,209
Depreciation expense    18,748	       4,549	   1,336	    24,633

	Sales to three major customers, Ford Motor Company, Chrysler Corporation, and General Motors Corporation, were approximately
47%, 12% and 6%, respectively, of the Company's net sales in 1996 as compared to 69%, 11% and 6% in 1995 and 71%, 12% and 4% in 1994.

	Accounts receivable from Ford Motor Company, Chrysler Corporation, and General Motors Corporation approximated 60% of trade accounts receivable at December 28, 1996 and 85% at December 30, 1995. Sales to customers outside of North America were not significant.

12.	Common Shares

On May 5, 1994, the shareholders approved a new 1994 Stock Compensation Plan (the Plan). The Plan has reserved 245,150 common shares for issuance to officers, other key employees and non-employee directors. The Plan provides that options may be granted at not less than fair market value and if not exercised, expire ten years from the date of grant. Generally, the options become exercisable at the rate of 25% per year commencing one year from the date of grant.

	The following table sets forth stock option activity.

		                                        Year Ended
	                                     1996  	          1995
	                                   Weighted        	Weighted
	                                    Average	         Average
                                   	Exercise        	Exercise
                             		Options   	Price	Options    	Price
Stock options outstanding
 at beginning of year 	        	263,750 	$12.23 	291,750  $ 17.48
Options granted		                15,000   12.25	 271,500   	12.38
Options exercised             		(12,200)	  7.54 	 (7,500)	   7.61
Options canceled	              	(15,650)  12.38	(292,000)  	17.73
Stock options outstanding
 at year end		                  250,900 	$12.45 	263,750  $ 12.23
Options exerciseable
 at year end		                   57,300  $12.56    8,250 	$  5.23

		                                            1994
	                                          	Weighted
	                                          	Average
		                                          Exercise
			                                      Options	Price
Stock options outstanding
 at beginning of year                    	19,250  	 $  6.59
Options granted	                         279,000     	18.12
Options exercised	                        (3,500)	     7.61
Options canceled	                         (3,000)	    18.13
Stock options outstanding
 at year end	                            291,750   	$ 17.48
Options exerciseable
 at year end	                             15,750   	$  6.36

	The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, the element of compensation cost applicable to granting of stock options has not been recognized for financial statement purposes. Had compensation cost for the options granted been recognized for financial statement purposes using the Black-Scholes option pricing model, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated (amounts in thousands except per share amounts):

                    						             Year Ended
					                          	  1996			          1995
				                     	Reported	Pro Forma	Reported	Pro Forma
Net earnings 			         $19,116  	$18,882	  $16,265	  $16,031
Per share				               1.79	     1.77	     1.52	     1.50

	The fair value of the option grant is estimated on the date of grant with the following assumptions: dividend yield of 3.2%;
expected volatility 33%; risk-free interest rate of 6.5%; and expected life of 5 years.

	The Company has an employee stock purchase plan and has reserved 301,870 common shares for this purpose. The plan allows eligible employees to authorize payroll withholdings which are used to purchase common shares from the Company at ninety percent (90%) of the closing price of the common shares on the date of purchase. Through December 28, 1996, 148,130 shares had been issued under the plan.

	The Company has reserved 1,664,901 common shares for possible future issuance in connection with its $22,000,000 convertible notes issued on January 2, 1990.

	The Company has outstanding warrants for the purchase of 381,000 common shares at a price of $13.25. These warrants were issued in connection with the acquisition of Anderson Industries and if not exercised, expire April 2001.

	On December 21, 1995, the Company announced that its Board of Directors adopted a shareholder rights plan. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders.
 The rights were issued to shareholders of record on January 22, 1996 and will expire on January 21, 2006.

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

The following table sets forth in summary form the quarterly results of operations for the fiscal years ended December 28, 1996 and December 30, 1995 (amounts in thousands except per share amounts):

         			                      1996
				                 First	   Second	    Third	   Fourth
				                Quarter	  Quarter   	Quarter	 Quarter
Net sales			        $150,607	 $274,148	 $227,635	 $235,351
Gross profit		        15,903	   35,987	   23,932	   28,544
Net income	   	        4,883	    8,053 	   2,223	    3,957
Net income per share
  Primary		        	$    .46	 $    .75	 $    .21	 $    .37
  Fully diluted	         .41	      .66	      .21	      .35

			                              1995
				                First    	Second	    Third    	Fourth
		               		Quarter	   Quarter	   Quarter	  Quarter
Net sales			        $161,989	 $158,749	 $126,867	 $148,409
Gross profit		        17,013	   15,362	    9,119	   13,804
Net income	   	        6,256	    4,068	    2,300	    3,641
Net income per share
  Primary			        $    .59	 $    .38	 $    .22	 $    .34
  Fully diluted	         .52	      .35	      .22	      .32

14.	Executive Life Insurance Proceeds

Included in other income in the third quarter of 1995 is $1,468,000 for the net gain from executive life insurance.

15.	Disposal of Canadian Facility

Included in the first quarter of 1995 is a gain on the disposition of Excel Metalcraft, Ltd., (Metalcraft) located in Aurora, Ontario in the amount of $1,582,000 which amounts to 9 cents per share after income taxes. This gain includes the return to profits of $970,000 of the restructuring reserve which was created in 1992. The final phase of the restructuring was completed with the sale of the shares of Metalcraft. Metalcraft had net sales of $935,000 in 1995 and $20,494,000 in 1994.

16.	Subsequent Event

	On February 14, 1997, the Company announced its plans to close its Eddy Avenue automotive plant in Rockford, Illinois.
The Company expects to record a restructuring reserve in the first quarter of 1997 after information is available to determine the reserve. This reserve will be an adjustment to the opening balance sheet of Anderson and not a charge to earnings.

Item 9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure

		None

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information set forth under the caption "ELECTION OF
DIRECTORS" in the Company's proxy statement for the 1997 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement has previously been filed with the Securities and Exchange Commission.

Item 11	Executive Compensation

The information set forth under the captions "Compensation of Directors," "Compensation of Executive Officers," "Summary Compensation Table," "Options," "Pension Plans," "Deferred Compensation Plans" and "Executive Separation Agreements" in the Proxy Statement is incorporated herein by reference.

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

	Report of Independent Accountants
	Consolidated Balance Sheet - December 28, 1996 and December
	30, 1995
	Consolidated Statement of Income - Fiscal years ended
	December 28, 1996,
	December 30, 1995 and December 31, 1994
	Consolidated Statement of Shareholders' Equity - Fiscal
	years ended
	December 28, 1996, December 30, 1995 and December 31, 1994 Consolidated Statement of Cash Flows - Fiscal years ended
	December 28, 	1996, December 30, 1995 and December 31, 1994
	Notes to Consolidated Financial Statements

(a)  (2)	Financial Statement Schedule

The following financial statement schedule is included with this report:

	Report of Independent Accountants on Financial Statement
	Schedule
	II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

(a) (3)	Exhibits

The list of exhibits contained in the Exhibit Index immediately following the signature page of this Form 10-K is incorporated herein by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended
December 28, 1996.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

								EXCEL INDUSTRIES, INC.

March 21, 1997				                	s/  James O. Futterknecht
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

March 21, 1997				                	s/  James O. Futterknecht
							                            James O. Futterknecht,
							                            Chairman of the Board,
							                            President and Chief
							                            Executive Officer (Principal
							                            Executive Officer)


March 21, 1997					                s/  Joseph A. Robinson
							                            Joseph A. Robinson, Secretary-
							                            Treasurer and Chief Financial
							                            Officer (Principal Financial
							                            and Accounting Officer)


March 21, 1997					                s/  Ike K. Eikelberner
							                            Ike K. Eikelberner, Corporate
							                            Controller and Principal
							                            Accounting Officer


March 21, 1997					                s/  John G. Keane
							                            John G. Keane, Director


March 21, 1997					                s/  Richard A. Place
							                            Richard A. Place, Director


March 21, 1997					                s/  James K. Sommer
							                            James K. Sommer, Director


March 21, 1997				                	s/  Ralph R. Whitney, Jr.
							                            Ralph R. Whitney, Jr.,
							                            Director

	REPORT OF INDEPENDENT ACCOUNTANTS
	ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Excel Industries, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 20, 1997, appearing in the 1996 Annual Report to Shareholders of Excel Industries, Inc. also included an audit of the Financial Statement Schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
South Bend, Indiana
February 20, 1997


	VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
						SCHEDULE II

                         						 Balance at
						                          beginning
	Classification			              of period	     Acquisition
Year ended December 31, 1994:

Allowance for uncollectible
 accounts receivable	        	$ 725,000	    	$   ---


Year ended December 30, 1995:

Allowance for uncollectible
 accounts receivable		        $ 868,000		    $   ---

Deferred tax valuation
 allowance				                $   ---   	    $   ---


Year ended December 28, 1996:

Allowance for uncollectible
 accounts receivable		        $ 725,000		    $  513,000


Deferred tax valuation
 allowance				                $ 375,000		    $1,916,000





                        						 Additions	             		Balance at
					                         	charged to		          	  end of
	Classification			             expense   Deductions     period
Year ended December 31, 1994:

Allowance for uncollectible
 accounts receivable		        $  151,000  $(  8,000)(1)$  868,000


Year ended December 30, 1995:

Allowance for uncollectible
 accounts receivable		        $    8,000  $(151,000)(1)$  725,000

Deferred tax valuation
 allowance				                $  375,000  $   ---      $  375,000


Year ended December 28, 1996:

Allowance for uncollectible
 accounts receivable		        $1,486,000  $(281,000)(1)$2,443,000


Deferred tax valuation
 allowance				                $  352,000  $(157,000)(2)$2,486,000



(1) Primarily reflects write-offs of uncollectible accounts, net of recoveries of amounts previously written off.
(2) Represents foreign net operating loss carryforwards utilized and adjustments to reflect final tax return amounts.


	EXHIBIT INDEX

	                          										Page No.
Exhibit 									                  In Manually
Number	Description of Exhibit				  Signed Copy
(2.1)	    Stock purchase agreement dated
          March 4, 1996 among Excel
          Industries, Inc. and Anderson
          Industries, Inc. and the
          stockholders of Anderson
          Industries, Inc. was filed as
          Exhibit 2 to the Company's
          Form 8-K filed April 3, 1996
          and is incorporated herein by
          reference

(3.1)    	Articles of Incorporation of
          the Company as amended
          effective January 5, 1996 were
          filed as Exhibit 3.1 to the
          Company's Annual Report on
          Form 10-K filed March 29, 1996
          and is incorporated herein by
          reference

(3.2)    	The Code of By-Laws of the
          Company as amended effective
          December 21, 1995 was filed as
          Exhibit 3.4 to the Company's
          Annual Report on Form 10-K
          filed March 29, 1996 and is
          incorporated herein by
          reference

(4.1)    	A specimen of the certificate
          representing the Common Stock
          of the Company was filed as
          Exhibit 4.1 to the Company's
          Amendment No. 1 to the
          Registration Statement on Form
          S-1 filed on April 3, 1984
          (Reg. No. 2-89521) and is
          incorporated herein by
          reference

(4.2)    	Article VI, Section 2-5,
          Article VII and Article XII,
          Section 1 of the Articles of
          Incorporation of the Company
          are included as part of
          Exhibit 3.1 above

(4.3)    	Articles X, XI, XV, XVI, XXIV
          of the Code of By-Laws of the
          Company are included as part
          of Exhibit 3.2 above

(4.4)    	Rights Agreement between the
          Company and Chemical Mellon
          Shareholder Services L.L.C.,
          as Rights Agent,was filed as
          Exhibit 4 to the Company's
          Current Report on Form 8-K
          filed January 8, 1996 and is
          incorporated herein by
          reference

(4.5)    	Warrant Grant and Registration
          Rights Agreement dated April
          3, 1996 among Excel
          Industries, Inc. and certain
          stock holders of Anderson
          Industries, Inc. was filed as
          Exhibit 4.1 to the Company's
          Form 8-K filed April 3, 1996
          and is incorporated herein by
          reference

(4.6)     Amended and Restated Credit
          Agreement dated April 29, 1996
          among Excel Industries, Inc.,
          certain banks, Society
          National Bank as agent and
          Harris Trust and Savings Bank
          as co-agent was filed as
          Exhibit 4.2 to the Company's
          Form 8K/A Amendment No. 1
          dated May 13, 1996 and is
          incorporated herein by
          reference

(4.7)    	Form of Note Purchase
          Agreement dated May 3, 1996
          between Excel Industries, Inc.
          and each of several
          institutional investors was
          filed as Exhibit 4.3 to the
          Company's Form 8K/A Amendment
          No. 1 dated May 13, 1996 and
          is incorporated herein by
          reference

(9)	     	Not Applicable

(10.1)   	Purchase and Supply Contract
          between the Company and Ford
          Motor Company dated October 7,
          1986, was filed as part of
          Exhibit (e) (2) of the
          Company's Schedule 13E-4 filed
          on August 27, 1986, and is
          incorporated herein by
          reference

(10.2)   	Lease Agreement between
          Modular Concepts, Inc. and
          Fulton Industrial Development
          Authority was filed as Exhibit
          10.12 to the Registration
          Statement on Form S-1 filed on
          February 27, 1987 (Reg. No.
          33-12282) and is incorporated
          herein by reference

(10.3)*  	The Excel Industries, Inc.
          Stock Purchase Plan and Trust
          was filed as Exhibit 4.4 to
          Amendment No. 1 to the
          Company's Registration
          Statement on Form S-8 filed on
          June 9, 1987 (Reg. No. 33-
          14508) and is incorporated
          herein by reference

(10.4)   	Lease Agreement dated May 4,
          1988 between the Company and
          Willis Day Properties, Inc.
          (for the Toledo, Ohio
          facility) was filed as Exhibit
          10.18 to the Company's Annual
          Report on Form 10-K filed
          March 20, 1989, and is
          incorporated herein by
          reference

(10.5)*	  The 1989 Deferred Compensation
          Plan of the Company as amended
          effective October 1, 1991 was
          filed as Exhibit 10.12 to the
          Company's Annual Report on
          Form 10-K filed March 26, 1992
          and is incorporated herein by
          reference

(10.6)   	Lease Purchase Contract dated
          July 1, 1979 between The
          Industrial Development Board
          for the City of Pikeville (the
          "Pikeville Board") and Ferro
          Manufacturing Corporation
          ("Ferro") was filed as Exhibit
          10.20 to the Company's Annual
          Report on Form 10-K filed
          March 27, 1991, and is
          incorporated herein by
          reference

(10.7)	   First Amendment to Lease
          Purchase Contract, dated
          January 1, 1983, between the
          Pikeville Board and Ferro was
          filed as Exhibit 10.21 to the
          Company's Annual report on
          Form 10-K filed March 27,
          1991, and is incorporated
          herein by reference

(10.8)   	Excel Industries, Inc. and
          Subsidiaries Incentive
          Compensation Plan was filed on
          Exhibit 10.14 to the Company's
          Annual Report on Form 10-K
          filed March 26, 1993, and is
          incorporated herein by
          reference.

(10.9)   	Lease Extension Agreement
          dated September 17, 1992
          between the Company and Willis
          Day Properties, Inc. (for the
          Toledo facility) was filed on
          Exhibit 10.15 to the Company's
          Annual Report on Form 10-K
          filed March 26, 1993, and is
          incorporated herein by
          reference

(10.10)	  Purchase Agreement between the
          Company and Ford Motor Company
          dated January 31, 1994 was
          filed as Exhibit 10.13 to the
          Company's Annual Report on
          Form 10-K filed March 29,
          1994, and is incorporated
          herein by reference.

(10.11)* 	Form of Executive Separation
          Agreements between the Company
          and the following persons:
        		James O. Futterknecht, Jr.,
          Joseph A. Robinson, Louis R.
          Csokasy, James E. Crawford,
          Terrance L. Lindberg, Michael
          C. Paquette and James M.
          Krzyzewski was filed as
          Exhibit 10.13 to the Company's
          Annual Report on Form 10-K
          filed March 29, 1996 and is
          incorporated herein by
          reference

(11)	    	Not Applicable

(12)    		Not Applicable

(13)    		Not Applicable

(16)    		Not Applicable

(18)    		Not Applicable

(21)	    	List of the Company's
          subsidiaries.........

(22)	    	Not Applicable

(23)	    	Consent of Independent
          Accountants.....

(24)    		Not Applicable

(27)    		Financial Data Schedule.....

(28)	    	Not Applicable



* 	Management contract or compensation
plan or arrangement.









1