Form 10-Q
period 1997-03-29
EXCEL INDUSTRIES INC
filed 1997-05-13
CIK 740868

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                     ____________________________


                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                     ____________________________


              For the Quarterly Period Ended March 29, 1997

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


Registrant's telephone number, including area code: (219)264-2131

Indicate by "X" whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 17, 1997, there were outstanding 10,727,123 common shares, no par value.

                         EXCEL INDUSTRIES, INC.

                                Index

                                                        Page No.
PART I   Financial Information

         Consolidated Balance Sheet -
              March 29, 1997 and December 28, 1996              1

         Consolidated Statement of Income -
              Quarter Ended March 29, 1997 and
              March 30, 1996                                    2

         Consolidated Statement of Shareholders'
          Equity -
              Quarter Ended March 29, 1997 and
              March 30, 1996                                    3

         Consolidated Statement of Cash Flows -
              Quarter Ended March 29, 1997 and
              March 30, 1996                                    4

         Notes to Consolidated Financial Statements           5-8

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9-11

PART II  Other Information                                     12

         Signatures                                            13

         Financial Data Schedules                      Exhibit 27

                          EXCEL INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            (in thousands)

                                       March 29,     December 28,
                                         1997             1996
ASSETS
Current assets
  Cash and short-term investments      $  6,023         $  6,580
  Marketable securities                  35,339           23,981
  Accounts receivable                   140,660          127,351
  Customer tooling to be billed          16,993           17,278
  Inventories                            43,949           43,960
  Prepaid expenses                       19,540           19,800
        Total current assets            262,504          238,950

Property, plant and equipment,
   less accumulated depreciation of
   (1997 - $99,478; 1996 - $90,723)     159,161          159,775
Other assets                             51,473           44,509
                                       $473,138         $443,234

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                     $ 82,950         $ 68,673
  Accrued liabilities                    57,437           46,583
  Current portion of debt                 9,480            9,554
        Total current liabilities       149,867          124,810

Long-term debt                          122,951          123,452
Other long-term liabilities              44,735           44,247
Commitments and contingent liabilities     --               --
Shareholders' equity
  Preferred shares - no par value,
   authorized 1,000 shares,
   none issued                             --               --
  Common shares - no par value,
   authorized 20,000 shares;
   issued and outstanding in 1997,       92,258           92,187
   10,723, in 1996, 10,718
  Retained earnings                      63,614           58,653
  Minimum pension liability adjustment     (160)            (160)
  Cumulative translation adjustment        (127)              45
        Total shareholders' equity      155,585          150,725
                                       $473,138         $443,234

NOTE:  The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)

                                           Quarter Ended
                                     March 29,          March 30,
                                       1997               1996
Net sales                            $251,216           $150,607

Cost of goods sold                    220,218            134,704
      Gross profit                     30,998             15,903
Selling, administrative and
 engineering expenses                  18,923              7,923
      Operating income                 12,075              7,980

Interest expense                       (2,769)              (809)
Other income, net                         390                400
      Income before income taxes        9,696              7,571
Provision for taxes on income           3,394              2,688
      Net income                      $ 6,302           $  4,883

Net income per share:
      Primary                         $   .59           $    .46
      Fully diluted                   $   .54           $    .41
Cash dividends per share              $  .125           $    .11

The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
      FOR THE QUARTER ENDED MARCH 29, 1997 AND MARCH 30, 1996
                          (in thousands)

                                             MINIMUM
                                             PENSION
                     COMMON    RETAINED     LIABILITY
                     SHARES    EARNINGS     ADJUSTMENT
Balance at
 December 28, 1996  $92,187    $ 58,653     $ (160)
Net income                        6,302
Dividends                        (1,341)
Share options
 exercised                5
Shares issued under
 employee stock
 purchase plan           66
Cumulative
 translation
 adjustment
Balance at
 March 29, 1997     $92,258    $ 63,614     $ (160)


Balance at
 December 30, 1995  $95,157    $ 44,412     $ (659)
Net income                        4,883
Dividends                        (1,179)
Shares issued under
 employee stock
 purchase plan           67

Balance at
 March 30, 1996     $95,224     $48,116     $ (659)
The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
  FOR THE QUARTER ENDED MARCH 29, 1997 AND MARCH 30, 1996
                          (in thousands)
                             CUMULATIVE
                            TRANSLATION      TREASURY
                             ADJUSTMENT        SHARES      TOTAL
Balance at
 December 28, 1996         $       45       $    --     $150,725
Net income                                                 6,302
Dividends                                                 (1,341)
Share options
 exercised                                                     5
Shares issued under
 employee stock
 purchase plan                                                66
Cumulative
 translation
 adjustment                     (172)                       (172)
Balance at
 March 29, 1997           $     (127)      $    --      $155,585


Balance at
 December 30, 1995        $     --         $ (4,593)    $134,317
Net income                                                 4,883
Dividends                                                 (1,179)
Shares issued under
 employee stock
 purchase plan                                                67


Balance at
 March 30, 1996           $     --         $ (4,593)    $138,088
The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (in thousands)
                                               Quarter Ended
                                            March 29,  March 30,
                                              1997       1996
Cash flows from operating activities
   Net income                               $  6,302   $  4,883

Adjustments to reconcile net income
 to net cash from operating activities:
   Depreciation and amortization               9,178      4,077
   Deferred income taxes and other             1,592        196
   Changes in current assets and
    liabilities, excluding effect
    of acquisition:
    Accounts receivable and other             (8,707)    (5,468)
    Inventories and customer tooling             529      9,579
    Accounts payable and accrued
     liabilities                              15,258      7,205
    Total adjustments                         17,850     15,589

    Net cash provided by operating
     activities                               24,152     20,472

Cash flows from investing activities
   Purchase of property, plant and
    equipment                                 (8,686)    (7,112)
   Investment in marketable securities       (11,358)   (11,814)
   Business acquired                          (2,741)       --
   Net cash used for investing activities    (22,785)   (18,926)

Cash flows from financing activities
   Issuance of common shares                      71         67
   Maturities of long-term debt                 (654)      (203)
   Dividends                                  (1,341)    (1,179)
   Net cash used for financing activities     (1,924)    (1,315)

Net change in cash and short-term investments   (557)       231
Cash and short-term investments at
 beginning of year                             6,580        391

Cash and short-term investments at
 end of first quarter                       $  6,023   $    622

Supplemental Schedule of Noncash Activities:
      In connection with the restructuring reserve established for plant closures in March, 1997, goodwill has been increased by $5,400, which is net of income taxes.
The accompanying notes are an integral part of this statement.

                         EXCEL INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1 - Basis of Presentation:

The financial statements have been prepared from the unaudited financial records of the Company. In the opinion of management, the financial statements include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods.

Note 2 - Inventories:

      Inventories consist of the following:
       (in thousands of dollars)
                                  March 29,         December 28,
                                   1997               1996
      Raw materials              $24,840             $24,047
      Work in process and
       finished goods             19,966              20,770
      LIFO Reserve                  (857)               (857)
                                 $43,949             $43,960

Note 3 - Net Income per Share:

Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive.
Shares used to compute net income per share data are as follows:
(amounts in thousands)

                                       Quarter Ended
                                 March 29,         March 30,
                                   1997              1996
      Primary                     10,722            10,707
      Fully diluted               12,387            12,978

Note 4 - Contingencies

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

      There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at March 29, 1997 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.


Note 5 - Acquisitions

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc.
(Anderson).

      The accompanying consolidated statement of income for the quarter ended March 29, 1997 includes the operating results of Anderson. Pro forma unaudited consolidated operating results of the Company and Anderson for the three months ended March 30, 1996, assuming the acquisition had been made as of the beginning of 1996, are summarized below (in thousands except per share amounts):

Net sales                                        $ 248,421
Net income                                           6,574
Net income per share, primary                          .61
Net income per share, fully diluted                    .54

      The unaudited pro forma financial information presented is not necessarily indicative either of the results of operations that would have occurred had the transactions been completed on the indicated dates or of future results of operations of the combined companies.

      In the first quarter of 1997 the Company recorded an $8.7 million pre-tax restructuring reserve for closing manufacturing facilities in 1997 at Rockford, Illinois and Battle Creek, Michigan which had been acquired as part of the acquisition of Anderson. The reserve consists of personnel related costs (mainly severance pay and fringe benefits) and costs related to the disposals of buildings and equipment. The reserve increased the associated goodwill by $5.4 million (which is net of income taxes) and was not a charge to earnings. In addition, the Company expects that additional expenses including relocation, start-up and other related costs not covered by the reserve will be approximately $4.2 million pretax or about 24 cents per share after tax.

      In January, 1997, the Company completed the purchase of the assets of the Compliance Group located in Greendale, Wisconsin for approximately $2.7 million in cash. The excess of the purchase price over the estimated fair value of assets acquired has been acccounted for as goodwill.

Note 6 - Segment Information and Major Customers

The Company operates in two primary business segments. They consist of sales to original equipment manufacturers of light vehicles and sales to the recreational vehicle, mass transit and heavy truck industries (RV/MT/HT). The following information summarizes segment information for the Company's primary business segment.

                   Light Vehicle   RV/MT/HT
	                      Products     Products   Corporate     Total
                                       (000 Omitted)
Quarter Ended
 March 29, 1997
Sales               $196,686      $ 54,530   $   --      $251,216
Operating income
  (expense)            9,991         4,440	     (2,356)     12,075
Depreciation and
 amortization expense  6,724         2,139        315       9,178

Quarter Ended
 March 30, 1996
Sales               $137,078      $ 13,529   $   --      $150,607
Operating income
  (expense)            8,664           747	     (1,431)      7,980
Depreciation and
 amortization expense  3,696           110        271       4,077

March 29, 1997
Assets               306,694       113,656     52,788     473,138
Capital expenditures   6,414         1,907        365       8,686
December 28, 1996
Assets               297,042       106,915     39,277     443,234
Capital expenditures  23,582         4,002      1,625      29,209

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

In 1996, the Company acquired all of the outstanding common shares of Anderson Industries, Inc., (Anderson) located in Rockford, Illinois. With this acquisition, the Company established lines of business to distinguish activities for the light vehicle segment separate from the recreational vehicles, mass transit and heavy truck segment (RV/MT/HT). The light vehicle products segment normally experiences reduced sales volumes in the months of July, August and December as vacation periods, model changeover and start-up and holidays affect the number of production days. The RV/MT/HT products segment is seasonal in that sales in the quarter October through December are normally at reduced levels.

Material Changes in Results of Operations:
Quarter Ended March 29, 1997 Compared to
Quarter Ended March 30, 1996

Sales in the first quarter of 1997 increased 67% or $100.6 million to $251.2 million from the $150.6 million in 1996. The acquisition of Anderson added $98.2 million in 1997. The remainder of the increase was due to a slight increase in overall automotive volumes as selling prices remained stable. Increases in production of our products for light trucks and sport utility vehicles were offset by decreases in production for passenger cars. Sales for the light vehicle products segment were $196.7 million in the first quarter of 1997 compared to $137.1 million in the 1996 period. For the RV/MT/HT products segment sales increased to $54.5 million in 1997 from $13.5 in 1996. Increases in both segments were due to the Anderson acquisition.

Gross profit was $31.0 million in the current quarter or 12.3% of sales, up from $15.9 million or 10.6% of sales in the first quarter of 1996. The higher gross margin from Anderson had the effect of increasing overall gross margin by .5 percentage point. The remaining improvement in margin results from continued emphasis on cost reductions.

Selling, administrative and engineering expenses totaled $18.9 million in the first quarter of 1997, up from $7.9 million in the 1996 first quarter. The increase was primarily due to the additional costs associated with the Anderson operations.

Interest expense totaled $2,769,000 in 1997 up from $809,000 in the year ago first quarter. The increase was due to the increased long-term debt outstanding including new senior notes issued in connection with the Anderson acquisition.

Other income of $390,000, which is primarily interest income on marketable debt securities, was comparable to the $400,000 in the 1996 first quarter.

Provision for taxes on income was at an effective rate of 35% for 1997, down slightly from 35.5% in 1996.

Material Changes in Financial Condition:

For the quarter ended March 29, 1997 cash flow from operations totaled $24.2 million of which $8.7 million was used for capital expenditures, $2.7 million for the acquisition of The Compliance Group and an additional $1.3 million for dividends. Capital expenditures for the year are estimated to be $50.5 million.

The Company recorded an $8.7 million pre-tax restructuring reserve in the first quarter of 1997 for closing manufacturing facilities in 1997 at Rockford Illinois and Battle Creek, Michigan which had been acquired in 1996 as part of the acquisition of Anderson. The reserve increased the associated goodwill by $5.4 million (which is net of income taxes) and was not a charge to earnings. In addition, the Company expects that additional expenses including relocation, start-up and other related costs not covered by the reserve will be approximately $4.2 million pretax or about 24 cents per share after tax. The Company estimates that annual savings from the plant closures will be approximately $7 million to $8 million or 40 cents to 45 cents per share.

In January, 1997, the Company completed the purchase of the assets of the Compliance Group located in Greendale, Wisconsin for approximately $2.7 million in cash. The excess of the purchase price over the estimated fair value of assets acquired has been accounted for as goodwill.

Cash and short-term marketable securities amounted to $41.4 million at March 29, 1997, an increase of $10.8 million from December 28, 1996. At March 29, 1997, the Company had available unused lines of credit of approximately $60 million. For the remainder of 1997 the Company expects its current cash balances, operating cash flow and available credit lines to be sufficient to finance operating cash needs, capital expenditures and any environmental clean-up requirements.


Forward-Looking Statements

This report contains certain forward-looking statements which involve certain risks and uncertainties. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Potential risks and uncertainties include economic factors, concentration of a substantial percentage of sales in a few major OEM customers, and other business factors. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

                     PART II.  OTHER INFORMATION


All items in Part II are either not applicable or answerable in the negative.

                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     EXCEL INDUSTRIES, INC.
                                         (Registrant)


Date:  May 12, 1997                      s/ James O. Futterknecht
                                          James O. Futterknecht
                                          Chairman, President and
                                          Chief Executive Officer



Date:  May 12, 1997                      s/ Joseph A. Robinson
                                          Joseph A. Robinson
                                          Senior Vice President,
                                          Secretary and
                                          Chief Financial Officer



Date:  May 12, 1997                      s/ Ike K Eikelberner
                                          Ike K. Eikelberner
                                          Vice President,
                                          Corporate Controller
                                          and Chief Accounting
                                          Officer