Form 10-Q
period 1997-06-28
EXCEL INDUSTRIES INC
filed 1997-08-12
CIK 740868

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                     ____________________________


                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                     ____________________________


              For the Quarterly Period Ended June 28, 1997

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

At July 21, 1997, there were outstanding 10,732,494 common shares, no par value.

                      EXCEL INDUSTRIES, INC.

                                Index


                                                        Page No.
PART I   Financial Information

         Consolidated Balance Sheet -
              June 28, 1997 and December 28, 1996              1

         Consolidated Statement of Income -
              Quarter Ended June 28, 1997 and
              June 29, 1996
              Six Months Ended June 28, 1997 and
              June 29, 1996                                    2

         Consolidated Statement of Shareholders'
          Equity -
              Six Months Ended June 28, 1997 and
              June 29, 1996                                    3

         Consolidated Statement of Cash Flows -
              Six Months Ended June 28, 1997 and
              June 29, 1996                                    4

         Notes to Consolidated Financial Statements          5-8

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9-12

PART II  Other Information                                    13

         Signatures                                           14

         Bylaw Amendment Adopted by Board of Directors
          on April 17, 1997                          Exhibit 3.1

         Amended Bylaws                              Exhibit 3.2

         Financial Data Schedule                     Exhibit  27

                         EXCEL INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            (in thousands)

                                        June 28,     December 28,
                                         1997             1996
ASSETS
Current assets
  Cash and short-term investments      $  1,932         $  6,580
  Marketable securities                  33,946           23,981
  Accounts receivable                   152,587          127,351
  Customer tooling to be billed          21,381           17,278
  Inventories                            46,718           43,960
  Prepaid expenses                       20,309           19,800
        Total current assets            276,873          238,950

Property, plant and equipment,
   less accumulated depreciation of
   (1997 - $107,461; 1996 - $90,723)    153,580          159,775
Goodwill                                 36,673           31,814
Other assets                             13,601           12,695
                                       $480,727         $443,234

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                     $ 85,883         $ 68,673
  Accrued liabilities                    59,674           46,583
  Current portion of debt                 9,414            9,554
        Total current liabilities       154,971          124,810

Long-term debt                          122,323          123,452
Other long-term liabilities              40,036           44,247
Commitments and contingent liabilities     --               --
Shareholders' equity
  Preferred shares - no par value,
   authorized 1,000 shares,
   none issued                             --               --
  Common shares - no par value,
   authorized 20,000 shares;
   issued and outstanding in 1997,       92,365           92,187
   10,727, in 1996, 10,718
  Retained earnings                      71,340           58,653
  Minimum pension liability adjustment     (160)            (160)
  Cumulative translation adjustment        (148)              45
        Total shareholders' equity      163,397          150,725
                                       $480,727         $443,234

NOTE:  The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)

                                           Quarter Ended
                                     June 28,            June 29,
                                       1997               1996
Net sales                            $264,474           $274,148

Cost of goods sold                    227,375            238,161
      Gross profit                     37,099             35,987
Selling, administrative and
 engineering expenses                  20,694             19,827
      Operating income                 16,405             16,160

Interest expense                       (2,902)            (2,989)
Other income, net                         445                 30
      Income before income taxes       13,948             13,201
Provision for taxes on income           4,881              5,148
      Net income                      $ 9,067           $  8,053

Net income per share:
      Primary                         $   .85           $    .75
      Fully diluted                   $   .76           $    .66
Cash dividends per share              $  .125           $    .11

                                           Six Months Ended
                                     June 28,            June 29,
                                       1997               1996
Net sales                            $515,690           $424,755

Cost of goods sold                    447,593            372,865
       Gross profit                    68,097             51,890
Selling, administrative and
 engineering expenses                  39,617             27,750
      Operating income                 28,480             24,140

Interest expense                       (5,671)            (3,798)
Other income, net                         835                430
      Income before income taxes       23,644             20,772
Provision for taxes on income           8,275              7,836
      Net income                     $ 15,369           $ 12,936

Net income per share:
      Primary                        $   1.43          $    1.21
      Fully diluted                  $   1.30          $    1.07
Cash dividends per share             $    .25          $     .22

The accompanying notes are an integral part of this statement.

                     EXCEL INDUSTRIES, INC.
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
     FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                       (in thousands)

                                             MINIMUM
                                             PENSION
                     COMMON    RETAINED     LIABILITY
                     SHARES    EARNINGS     ADJUSTMENT
Balance at
 December 28, 1996  $92,187    $ 58,653     $ (160)
Net income                       15,369
Dividends                        (2,682)
Share options
 exercised               22
Shares issued under
 employee stock
 purchase plan          156
Cumulative
 translation
 adjustment
Balance at
 June 28, 1997      $92,365    $ 71,340     $ (160)

Balance at
 December 30, 1995  $95,157    $ 44,412     $ (659)
Net income                       12,936
Warrants issued       1,500
Dividends                        (2,356)
Shares issued under
 employee stock
 purchase plan           67
Cumulative
 translation
 adjustment


Balance at
 June 29, 1996     $96,724     $54,992     $ (659)

                        CUMULATIVE
                        TRANSLATION   TREASURY
                         ADJUSTMENT    SHARES    TOTAL
Balance at
 December 28, 1996       $    45      $   --    $150,725
Net income                                        15,369
Dividends                                         (2,682)
Share options
 exercised                                            22
Shares issued under
 employee stock
 purchase plan                                       156
Cumulative
 translation
 adjustment                 (193)                   (193)
Balance at
 June 28, 1997           $  (148)     $    --   $163,397

Balance at
 December 30, 1995       $  --        $(4,593)  $134,317
Net income                                        12,936
Warrants issued                                    1,500
Dividends                                         (2,356)
Shares issued under
 employee stock
 purchase plan                                        67
Cumulative
 translation
 adjustment                  (88)                    (88)

Balance at
 June 29, 1996             $ (88)      $(4,593) $146,376
The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (in thousands)

                                             Six Months Ended
                                            June 28,    June 29,
                                              1997       1996
Cash flows from operating activities
   Net income                               $ 15,369   $ 12,936

Adjustments to reconcile net income
 to net cash from operating activities:
   Depreciation and amortization              18,451     11,563
   Deferred income taxes and other            (3,145)     1,688
   Changes in current assets and
    liabilities, excluding effect
    of acquisitions:
    Accounts receivable and other            (21,403)    (6,417)
    Inventories and customer tooling          (6,628)    13,380
    Accounts payable and accrued
     liabilities                              22,411      7,469
    Total adjustments                          9,686     27,683

    Net cash provided by operating
     activities                               25,055     40,619

Cash flows from investing activities
   Purchase of property, plant and
    equipment                                (16,398)   (12,034)
   Investment in marketable securities        (9,965)    14,941
   Businesses acquired                        (2,415)   (58,984)
   Proceeds from sale of product line          2,926       --
   Net cash used for investing activities    (25,852)   (56,077)

Cash flows from financing activities
   Issuance of common shares                     178         67
   New debt                                     --      100,000
   Maturities of long-term debt               (1,347)   (70,692)
   Dividends                                  (2,682)    (2,356)
   Net cash from (for) financing activities   (3,851)    27,019

Net change in cash and short-term investments (4,648)    11,561
Cash and short-term investments at
 beginning of year                             6,580        391

Cash and short-term investments at
 end of second quarter                      $  1,932   $ 11,952

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

Note 2 - Inventories:

      Inventories consist of the following:
       (in thousands of dollars)
                                  June 28,         December 28,
                                   1997               1996
      Raw materials              $27,983             $24,047
      Work in process and
       finished goods             19,592              20,770
      LIFO Reserve                  (857)               (857)
                                 $46,718             $43,960

Note 3 - Net Income per Share:

Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive.
Shares used to compute net income per share data are as follows:
(amounts in thousands)

                      Quarter Ended           Six Months Ended
                   June 28,      June 29,    June 28,   June 29,
                     1997          1996        1997       1996
Primary             10,726        10,708     10,724     10,708
Fully diluted       12,391        12,979     12,389     12,978

Note 4 - Contingencies

A chemical cleaning compound, trichloroethylene (TCE), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981 TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company was named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

      The United States Environmental Protection Agency (EPA) and the Indiana Department of Environmental Management (IDEM) have conducted a preliminary investigation and evaluation of the site and have undertaken remedial action in the nature of air-stripping towers.

      In early 1992, the EPA issued a Unilateral Order under
Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. The Company has installed and is operating the equipment pursuant to the Unilateral Order. In addition, the EPA and IDEM have asserted a claim for reimbursement of their investigatory costs and the costs of installing and operating the air-strippers on the municipal well field (the EPA Costs). On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against eight of the PRPs, including the Company. On July 20, 1993, IDEM joined in the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and IDEM, and a declaration that the eight defendant PRPs are liable for any future costs incurred by the EPA and IDEM in connection with the site. On September 5, 1996 the United States Department of Justice lodged with the United States District Court for the Northern District of Indiana a proposed partial consent decree which specifies payment of Federal Past Response Costs from certain PRPs which for Excel amounted to approximately $3.2 million which together with amounts due IDEM would bring Excel's total obligation to approximately $3.4 million. This consent decree has not been accepted by the Court, and comments objecting to the consent decree have been lodged with the United States Department of Justice and the Court.

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

      There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at June 28, 1997 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 5 - Acquisitions

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc.
(Anderson).

      The accompanying consolidated statement of income for the six months ended June 28, 1997 includes the operating results of Anderson. Pro forma unaudited consolidated operating results of the Company and Anderson for the six months ended June 29, 1996, assuming the acquisition had been made as of the beginning of 1996, are summarized below (in thousands except per share amounts):

Net sales                                        $ 522,569
Net income                                          14,608
Net income per share, primary                         1.36
Net income per share, fully diluted                   1.20

      The unaudited pro forma financial information presented is not necessarily indicative either of the results of operations that would have occurred had the transactions been completed on the indicated dates or of future results of operations of the combined companies.

      In the first quarter of 1997 the Company recorded an $8.7 million pre-tax restructuring reserve for closing manufacturing facilities in 1997 at Rockford, Illinois and Battle Creek, Michigan which had been acquired as part of the acquisition of Anderson. The reserve consists of personnel related costs (mainly severance pay and fringe benefits) and costs related to the disposals of buildings and equipment. The reserve increased the associated goodwill by $5.4 million (which is net of income taxes) and was not a charge to earnings. In addition, the Company expects that additional expenses including relocation, start-up and other related costs not covered by the reserve will be approximately $4.2 million pretax or about 24 cents per share after tax for the year.

      In January, 1997, the Company completed the purchase of the assets of the Compliance Group located in Greendale, Wisconsin for approximately $2.4 million in cash. The excess of the purchase price over the estimated fair value of assets acquired has been acccounted for as goodwill.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

In 1996, the Company acquired all of the outstanding common shares of Anderson Industries, Inc., (Anderson) located in Rockford, Illinois. With this acquisition, the Company established lines of business to distinguish activities for the light vehicle segment separate from the recreational vehicle, mass transit and heavy truck segment (RV/MT/HT). The light vehicle products segment normally experiences reduced sales volumes in the months of July, August and December as vacation periods, model changeover and start-up and holidays affect the number of production days. The RV/MT/HT products segment is seasonal in that sales in the quarter October through December are normally at reduced levels.

Material Changes in Results of Operations:
Quarter Ended June 28, 1997 Compared to
Quarter Ended June 29, 1996

Sales in the second quarter of 1997 decreased 3.5% or $9.6 million to $264.5 million from $274.1 million in 1996. The strikes at Chrysler and General Motors reduced sales in 1997 in excess of $8 million. North American light vehicle production volumes overall declined 3%. However, Ford truck production increased 16% which helped offset price reductions on products with long-term pricing agreements. Sales for the light vehicle products segment were $206.0 million in the second quarter of 1997 compared to $215.0 million in the 1996 period. For the RV/MT/HT products segment sales decreased slightly to $58.5 million in 1997 from $59.1 million in 1996.

Gross profit was $37.1 million in the current quarter or 14.0% of sales, up from $36.0 million or 13.1% of sales in the second quarter of 1996. The improvement in margin results from continued emphasis on cost reductions pertaining to the Anderson locations, continuous improvement efforts and an aggressive rationalization activity throughout Excel. Costs incurred in connection with plant closings and relocation of $2.5 million recognized in the second quarter were approximately offset by a reduction in warranty accruals.

Selling, administrative and engineering expenses totaled $20.7 million in the second quarter of 1997, up from $19.8 million in the 1996 second quarter. The increase was primarily due to the increase in product development costs.

Interest expense totaled $2,902,000 in the 1997 second quarter down from $2,989,000 in the year ago second quarter. The decrease was the result of reducing long-term debt through scheduled payments.

Other income of $445,000, which is primarily interest income on marketable debt securities, was up from the $30,000 in the 1996 second quarter. The 1996 interest income of $350,000 was offset by the recognition of our equity in losses of our Brazilian joint venture in 1996.

Provision for taxes on income was at an effective rate of 35% for 1997, down from 39% in 1996. The reduction was due to lower estimated state income taxes and favorable benefits of our foreign sales corporation.

Material Changes in Results of Operations:
Six Months Ended June 28, 1997 Compared to
Six Months Ended June 29, 1996

Sales in the first half of 1997 increased 21.4% or $90.9 million to $515.7 million from the $424.8 million in 1996. The acquisition of Anderson was effective the first of April, 1996.
Sales in 1997 increased by $98.2 million due to this transaction.

Gross profit was $68.1 million in the six months ended June 28, 1997 or 13.2% of sales, up from gross profit of $51.9 million or 12.2% of sales in the first half of 1996. The increase in gross profit in the half was due to continued cost reduction efforts pertaining to the Anderson locations, continuous improvement efforts and an aggressive rationalization activity throughout Excel.

Selling, administrative and engineering expenses totaled $39.6 million in the first half up from $27.8 million in the 1996 first half. The increase was due to the addition of Anderson locations and increases in product development expenses.

Interest expense totaled $5,671,000 in 1997 up from $3,798,000 in the year ago first half due to the additional long-term debt outstanding including Senior Notes issued in connection with the Anderson acquisition.

Other income of $835,000 consists primarily of interest income on marketable debt securities. Other income of $430,000 in 1996 included interest income of $722,000 which was offset in part by the recognition of our equity in losses of our Brazilian joint venture.

Provision for taxes on income was at an effective rate of 35% for 1997, down from 37.7% in 1996. The decrease was due to lower estimated state income taxes and favorable benefits of our foreign sales corporation.

Material Changes in Financial Condition:

For the six months ended June 28, 1997 cash flow from operations totaled $25.1 million of which $16.4 million was used for capital expenditures, $2.4 million for the acquisition of The Compliance Group and an additional $2.7 million for dividends. Capital expenditures for the year are estimated to be $50.5 million.

The Company recorded an $8.7 million pre-tax restructuring reserve in the first quarter of 1997 for closing manufacturing facilities in 1997 at Rockford Illinois and Battle Creek, Michigan which had been acquired in 1996 as part of the acquisition of Anderson. The reserve increased the associated goodwill by $5.4 million (which is net of income taxes) and was not a charge to earnings. Total charges to the reserve through June 28, 1997 were $2.0 million. In addition, the Company expects that additional expenses to be incurred in 1997 including relocation, start-up and other related costs not covered by the reserve will be approximately $4.2 million pretax or about 24 cents per share after tax. Actual expenditures through June 28, 1997 were $3.3 million. The Company estimates that annual savings from the plant closures will be approximately $7 million to $8 million or 40 cents to 45 cents per share.

In January, 1997, the Company completed the purchase of the assets of the Compliance Group located in Greendale, Wisconsin for approximately $2.4 million in cash. The excess of the purchase price over the estimated fair value of assets acquired has been accounted for as goodwill.

In May, 1997, the Company completed the sale of the automotive parking brake product line for $2.9 million. This product line was acquired when Excel purchased Anderson. Sales in 1996 were approximately $12 million or less than 2% of total sales.

Cash and short-term marketable securities amounted to $35.9 million at June 28, 1997, an increase of $5.3 million from December 28, 1996. At June 28, 1997, the Company had available unused lines of credit of approximately $60 million. For the remainder of 1997 the Company expects its current cash balances, operating cash flow and available credit lines to be sufficient to finance operating cash needs, capital expenditures and any environmental remediation requirements.

The Company has supply agreements with a majority of its automotive customers which require the absorption of the effects of inflation and require specified price reductions or productivity offsets to price reductions. The Company believes that these types of agreements are typical in the automotive supply business, and the Company's ability to maintain gross margins at or near their present levels will be dependent on its ability to substantially offset the effects of such agreements through productivity improvements, cost reduction programs and implementation of value analysis/value engineering programs, which reduce part weight and system costs to the customer.

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

                     PART II.  OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the annual Shareholders' Meeting on April 17, 1997, the shareholders approved by a vote of 7,709,035 For, 102,300 Against, 64,099 Abstaining, and 2,977,201 Broker Non-Voting, the Excel Industries, Inc. 1997 Long-Term Incentive Plan (The "LTIP"). The LTIP reserves 500,000 common shares for issuance under the plan. Participants are key employees, including officers, of the Corporation and its subsidiaries who are in a position to make significant contributions to the growth and long-term success of the Corporation. Under the LTIP, performance shares are awarded to key executives of the Corporation based on the attainment of one or more preestablished performance goals over a specified performance period.

     In an uncontested election of Directors, the following were elected.

                                                 Authority
                                      For        Withheld
James O. Futterknecht, Jr.         7,814,111       61,323
Joseph A. Robinson                 7,813,611       61,823
John G. Keane                      7,813,611       61,823
Richard A. Place                   7,811,111       64,323
James K. Sommer                    7,814,111       61,323
Ralph R. Whitney, Jr.              7,813,611       61,823

                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     EXCEL INDUSTRIES, INC.
                                         (Registrant)

Date:  August 8, 1997                    s/ James O. Futterknecht
                                          James O. Futterknecht
                                          Chairman, President and
                                          Chief Executive Officer



Date:  August 8, 1997                    s/ Joseph A. Robinson
                                          Joseph A. Robinson
                                          Senior Vice President,
                                          Secretary and
                                          Chief Financial Officer



Date:  August 8, 1997                   s/ Ike K Eikelberner
                                          Ike K. Eikelberner
                                          Vice President,
                                          Corporate Controller
                                          and Chief Accounting
                                          Officer

                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     EXCEL INDUSTRIES, INC.
                                          (Registrant)


Date:  August 8, 1997                  s/ James O. Futterknecht
                                          James O. Futterknecht
                                          Chairman, President and
                                          Chief Executive Officer



Date:  August 8, 1997                  s/ Joseph A. Robinson
                                          Joseph A. Robinson
                                          Senior Vice President,
                                          Secretary and
                                          Chief Financial Officer



Date:  August 8, 1997                  s. Ike K. Eikelberner
                                          Ike K. Eikelberner
                                          Vice President,
                                          Corporate Controller
                                          and Chief Accounting
                                          Officer