Form 10-Q
period 1997-09-27
EXCEL INDUSTRIES INC
filed 1997-11-10
CIK 740868

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                     ____________________________


                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                     ____________________________


              For the Quarterly Period Ended September 27, 1997

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

At October 21, 1997, there were outstanding 11,159,099 common shares, no par value.

                        EXCEL INDUSTRIES, INC.

                                Index


                                                        Page No.
PART I   Financial Information

         Consolidated Balance Sheet -
              September 27, 1997 and December 28, 1996          1

         Consolidated Statement of Income -
              Quarter Ended September 27, 1997 and
              September 28, 1996
              Nine Months Ended September 27, 1997 and
              September 28, 1996                                2

         Consolidated Statement of Shareholders'
          Equity -
              Nine Months Ended September 27, 1997 and
              September 28, 1996                                3

         Consolidated Statement of Cash Flows -
              Nine Months Ended September 27, 1997 and
              September 28, 1996                                4

         Notes to Consolidated Financial Statements           5-9

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10-13

PART II  Other Information                                     14

         Signatures                                            15

         Financial Data Schedule                      Exhibit  27

                         EXCEL INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            (in thousands)
                                     September 27,   December 28,
                                         1997             1996
ASSETS
Current assets
  Cash and short-term investments      $  2,021         $  6,580
  Marketable securities                  25,615           23,981
  Accounts receivable                   142,826          127,351
  Customer tooling to be billed          27,576           17,278
  Inventories                            41,765           43,960
  Prepaid expenses                       19,401           19,800
        Total current assets            259,204          238,950

Property, plant and equipment,
   less accumulated depreciation;
   $113,664 in 1997; $90,723 in 1996    152,700          159,775
Goodwill                                 36,337           31,814
Other assets                             16,902           12,695
                                       $465,143         $443,234

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                     $ 78,994         $ 68,673
  Accrued liabilities                    52,067           46,583
  Current portion of debt                24,083            9,554
        Total current liabilities       155,144          124,810

Long-term debt                          106,926          123,452
Other long-term liabilities              40,463           44,247
Commitments and contingent liabilities     --               --
Shareholders' equity
  Preferred shares - no par value,
   authorized 1,000 shares,
   none issued                             --               --
  Common shares - no par value,
   authorized 20,000 shares;
   issued and outstanding; 10,738 in     92,528           92,187
   1997; 10,718 in 1996
  Retained earnings                      70,242           58,653
  Minimum pension liability adjustment     (160)            (160)
  Cumulative translation adjustment        --                 45
        Total shareholders' equity      162,610          150,725
                                       $465,143         $443,234

NOTE:  The balance sheet at December 28, 1996 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)

                                           Quarter Ended
                                   September 27,    September 28,
                                       1997               1996
Net sales                            $213,548           $227,635

Cost of goods sold                    191,889            203,703
      Gross profit                     21,659             23,932
Selling, administrative and
 engineering expenses                  18,968             17,873
      Operating income                  2,691              6,059

Interest expense                       (2,805)            (2,963)
Other income, net                         572                549
      Income before income taxes          458              3,645
Provision for taxes on income             161              1,422
      Net income                     $    297           $  2,223

Net income per share:
      Primary                        $    .03           $    .21
      Fully diluted                  $    .03           $    .21
Cash dividends per share             $   .125           $    .11

                                          Nine Months Ended
                                   September 27,    September 28,
                                       1997               1996
Net sales                            $729,238           $652,390

Cost of goods sold                    639,482            576,568
       Gross profit                    89,756             75,822
Selling, administrative and
 engineering expenses                  58,585             45,623
      Operating income                 31,171             30,199

Interest expense                       (8,476)            (6,761)
Other income, net                       1,407                979
      Income before income taxes       24,102             24,417
Provision for taxes on income           8,436              9,258
      Net income                     $ 15,666           $ 15,159

Net income per share:
      Primary                        $   1.46           $   1.42
      Fully diluted                  $   1.35           $   1.28
Cash dividends per share             $   .375           $    .33

The accompanying notes are an integral part of this statement.

                               EXCEL INDUSTRIES, INC.
    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28,
1996
                                           (in thousands)
                                             MINIMUM
                                             PENSION
                     COMMON    RETAINED     LIABILITY
                     SHARES    EARNINGS     ADJUSTMENT
Balance at
 December 28, 1996  $92,187    $ 58,653     $ (160)
Net income                       15,666
Dividends                        (4,077)
Share options
 exercised               91
Shares issued under
 employee stock
 purchase plan          250
Cumulative
 translation
 adjustment

Balance at
 September 27, 1997 $92,528    $ 70,242     $ (160)

Balance at
 December 30, 1995  $95,157    $ 44,412     $ (659)
Net income                       15,159
Warrants issued       1,500
Dividends                        (3,535)
Shares issued under
 employee stock
 purchase plan          174
Purchase treasury
 shares
Cumulative
 translation
 adjustment

Balance at
 September 28, 1996 $96,831     $56,036     $ (659)

                                CUMULATIVE
                               TRANSLATION   TREASURY
                                ADJUSTMENT    SHARES    TOTAL
Balance at
 December 28, 1996             $    45      $   --    $150,725
Net income                                              15,666
Dividends                                              (4,077)
Share options
 exercised                                                  91
Shares issued under
 employee stock
 purchase plan                                             250
Cumulative
 translation
adjustment                         (45)                    (45)

Balance at
 September 27, 1997            $  --        $    --   $162,610

Balance at
 December 30, 1995             $  --        $ (4,593) $134,317
Net income                                              15,159
Warrants issued                                          1,500
Dividends                                               (3,535)
Shares issued under
 employee stock
 purchase plan                                             174
Purchase treasury
 shares                                         (160)     (160)
Cumulative
 translation
 adjustment                         66                      66
Balance at
 September 28, 1996            $    66      $ (4,753) $147,521
The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (in thousands)
                                             Nine Months Ended
                                        September 27,  September 28,
                                              1997       1996
Cash flows from operating activities
   Net income                               $ 15,666   $ 15,159

Adjustments to reconcile net income
 to net cash from operating activities:
   Depreciation and amortization              26,956     19,361
   Deferred income taxes and other               536     (3,194)
   Changes in current assets and
    liabilities, excluding effect
    of acquisitions and disposals:
    Accounts receivable and other            (11,644)     9,918
    Inventories and customer tooling          (9,071)    19,172
    Accounts payable and accrued
     liabilities                               2,598       (651)
    Total adjustments                          9,375     44,606

    Net cash provided by operating
     activities                               25,041     59,765

Cash flows from investing activities
   Purchase of property, plant and
    equipment                                (25,346)   (19,625)
   Investment in marketable securities        (1,634)     8,202
   Businesses acquired                        (2,415)   (58,984)
   Proceeds from sale of assets                5,604       --
   Net cash used for investing activities    (23,791)   (70,407)

Cash flows from financing activities
   Issuance of common shares                     343        174
   New debt                                     --      100,000
   Maturities of long-term debt               (2,075)   (71,291)
   Dividends                                  (4,077)    (3,535)
   Purchase of treasury shares                  --         (160)
   Net cash from (for) financing activities   (5,809)    25,188

Net change in cash and short-term investments (4,559)    14,546
Cash and short-term investments at
 beginning of year                             6,580        391

Cash and short-term investments at
 end of third quarter                       $  2,021   $ 14,937

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

Note 2 - Inventories:

      Inventories consist of the following:
       (in thousands of dollars)
                                  9/27/97           12/28/96
      Raw materials              $25,545             $24,047
      Work in process and
       finished goods             17,077              20,770
      LIFO Reserve                  (857)               (857)
                                 $41,765             $43,960

Note 3 - Net Income per Share:

Primary net income per share is computed using the weighted average number of shares outstanding during the period. In computing fully diluted earnings per share, the conversion of the Company's 10% Convertible Subordinated Notes is also assumed except when the effect of the conversion is anti-dilutive.
Shares used to compute net income per share data are as follows:
(amounts in thousands)

                      Quarter Ended           Nine Months Ended
                   9/27/97       9/28/96      9/27/97    9/28/96
Primary            10,735        10,707       10,728     10,708
Fully diluted      12,400        12,977       12,393     12,978

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

      There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at September 27, 1997 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 5 - Acquisitions and Disposals

On April 3, 1996, the Company completed the purchase of all of the outstanding common shares of Anderson Industries, Inc.
(Anderson).

      The accompanying consolidated statement of income for the nine months ended September 27, 1997 includes the operating results of Anderson. Pro forma unaudited consolidated operating results of the Company and Anderson for the nine months ended September 28, 1996, assuming the acquisition had been made as of the beginning of 1996, are summarized below (in thousands except per share amounts):

Net sales                                        $ 750,204
Net income                                          16,831
Net income per share, primary                         1.57
Net income per share, fully diluted                   1.41

      The unaudited pro forma financial information presented is not necessarily indicative either of the results of operations that would have occurred had the transactions been completed on the indicated dates or of future results of operations of the combined companies.

      In the first quarter of 1997 the Company recorded an $8.7 million pre-tax restructuring reserve for closing manufacturing facilities in 1997 at Rockford, Illinois and Battle Creek, Michigan which had been acquired as part of the acquisition of Anderson. The reserve consists of personnel related costs (mainly severance pay and fringe benefits) and costs related to the disposals of buildings and equipment. The reserve increased the associated goodwill by $5.4 million (which is net of income taxes) and was not a charge to earnings. Total charges to the reserve through September 27, 1997 were $4.8 million. In addition, the Company expects that additional expenses to be incurred in 1997 including relocation, start-up and other related costs not covered by the reserve will be approximately $4.2 million pretax or about 24 cents per share after tax. Actual expenditures through September 27, 1997 were $3.6 million.

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

      In September, 1997, the Company announced the closure of the Italian manufacturing division of its Atwood Mobile Products subsidiary. Closing expenses recorded in the third quarter were approximately $1.2 million. Historically, this division has had annual sales of approximately $2.5 million and losses in excess of $1 million. Losses through September, 1997 were approximately $900,000.


Note 6 - Long-term Debt

The Company notified holders of Excel's 10% convertible subordinated notes of its intent to prepay the notes at the end of October, 1997. The Company expects this action will result in conversion of the notes into common shares. Held by three financial institutions, the notes are due December 1, 2000 and are convertible into common shares of the Company at a price of $13.214. Conversion of the notes will add approximately 1,665,000 common shares to the current total of 10,738,000 common shares outstanding.


Note 7 - Accounting Changes

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement, which must be adopted in 1997, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The 1996 fully diluted earnings per share as reported amounted to $1.66. Using this new standard, diluted earnings per share for 1996 was $1.62.

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

Material Changes in Results of Operations:
Quarter Ended September 27, 1997 Compared to
Quarter Ended September 28, 1996

Sales in the third quarter of 1997 decreased 6.2% or $14.1 million to $213.5 million from $227.6 million in 1996. Discontinued programs such as the Aerostar, Thunderbird and Cougar adversely affected sales by $5.3 million. Also, North American passenger car production volumes overall declined 7%. However, Ford truck production increased 10.8% which helped offset price reductions on products under long-term pricing agreements. Sales for the light vehicle products segment were $162.8 million in the third quarter of 1997 compared to $176.7 million in the 1996 period. For the RV/MT/HT products segment sales decreased slightly to $50.7 million in 1997 from $50.9 million in 1996.

Gross profit was $21.7 million in the current quarter or 10.2% of sales, down from $23.9 million or 10.5% of sales in the third quarter of 1996. Margins declined $2.7 million in the quarter due to the start-up costs on new programs and the costs associated with the closure of two domestic plants.

Selling, administrative and engineering expenses totaled $19.0 million in the third quarter of 1997, up from $17.9 million in the 1996 third quarter. The increase was due to approximately $1.2 million in costs associated with the closure of the Italian operation and $800,000 in increased product development costs.

Interest expense totaled $2.8 million in the 1997 third quarter down from $3.0 million in the year ago third quarter. The decrease was the result of reduced debt through scheduled payments.
Other income of $572,000, which is primarily interest income on marketable debt securities, was up slightly from the $549,000 in the 1996 third quarter.

Provision for taxes on income was at an effective rate of 35% for 1997, down from 39% in 1996. The reduction was due to lower estimated state income taxes and favorable benefits of our foreign sales corporation.

Material Changes in Results of Operations:
Nine Months Ended September 27, 1997 Compared to
Nine Months Ended September 28, 1996

Sales in the first nine months of 1997 increased 11.8% or $76.8 million to $729.2 million from $652.4 million in 1996. The acquisition of Anderson was effective the first of April, 1996. The increase in sales in 1997 of $98.2 million due to this transaction was offset by reductions in passenger car sales and selling price reductions on products under long-term pricing agreements. Sales for the light vehicle products segment were $565.4 million for the nine months in 1997 compared to $528.9 million in the same period in 1996. For the RV/MT/HT products segment, sales increased to $163.8 million in 1997 from $123.5 million in 1996.

Gross profit was $89.8 million in the nine months ended September 27, 1997 or 12.3% of sales, up from gross profit of $75.8 million or 11.6% of sales in the first nine months of 1996. The increase in gross profit in the nine months was due to the addition of the Anderson locations offsetting the start-up costs on new programs and the costs associated with the closure of two domestic plants.

Selling, administrative and engineering expenses totaled $58.6 million in the first nine months of 1997 up from $45.6 million in the 1996 period. The increase was due to the addition of Anderson locations, increases in product development expenses and costs associated with the closure of the Italian operation.

Interest expense totaled $8.5 million in 1997 up from $6,761,000 in the year ago first nine months due to the additional long-term debt outstanding including Senior Notes issued in connection with the Anderson acquisition.

Other income of $1.4 million consists primarily of interest income on marketable debt securities. Other income of $979,000 in 1996 included interest income of $1.4 million which was offset in part by the recognition of equity losses in our former
Brazilian joint venture.

Provision for taxes on income was at an effective rate of 35% for 1997, down from 37.9% in 1996. The decrease was due to lower estimated state income taxes and favorable benefits of our foreign sales corporation.

Material Changes in Financial Condition:

For the nine months ended September 27, 1997 cash flow from operations totaled $25.0 million and proceeds from the sales of the parking brake product line and other assets were $5.6 million of which $25.3 million was used for capital expenditures, $2.4 million for the acquisition of the assets of The Compliance Group and an additional $4.1 million for dividends. Capital expenditures for the year are estimated to be $40 million.

The Company recorded an $8.7 million pre-tax restructuring reserve in the first quarter of 1997 for closing manufacturing facilities in 1997 at Rockford, Illinois and Battle Creek, Michigan which had been acquired in 1996 as part of the acquisition of Anderson. The reserve increased the associated goodwill by $5.4 million (which is net of income taxes) and was not a charge to earnings. Total charges to the reserve through September 27, 1997 were $4.8 million. In addition, the Company expects that additional expenses to be incurred in 1997 including relocation, start-up and other related costs not covered by the reserve will be approximately $4.2 million pre-tax or about 24 cents per share after tax. Actual expenditures through September 27, 1997 were $3.6 million. The Company estimates that annual savings from the plant closures will be approximately $7 million to $8 million or 40 cents to 45 cents per share.

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

In September, 1997, the Company announced the closure of the Italian manufacturing division of its Atwood Mobile Products subsidiary. Closing expenses recorded in the third quarter were approximately $1.2 million. Historically, this division has had annual sales of approximately $2.5 million and losses in excess of $1 million. Losses through September, 1997 were approximately $900,000.

Cash and short-term marketable securities amounted to $27.6 million at September 27, 1997, a decrease of $2.9 million from December 28, 1996. At September 27, 1997, the Company had available unused lines of credit of approximately $60 million. For the next twelve months, the Company expects its current cash balances, operating cash flow and available credit lines to be sufficient to finance operating cash needs, capital expenditures and any environmental remediation requirements.

The Company notified holders of Excel's 10% convertible subordinated notes of its intent to prepay the notes at the end of October, 1997. The Company expects this action will result in conversion of the notes into common shares. Held by three financial institutions, the notes are due December 1, 2000 and are convertible into common shares of the Company at a price of $13.214. Conversion of the notes will add approximately 1,665,000 common shares to the current total of 10,738,000 common shares outstanding.

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

                                     EXCEL INDUSTRIES, INC.
                                         (Registrant)
Date:  November 7, 1997                  s/ James O. Futterknecht
                                          James O. Futterknecht
                                          Chairman, President and
                                          Chief Executive Officer



Date:  November 7, 1997                  s/ Joseph A. Robinson
                                          Joseph A. Robinson
                                          Senior Vice President,
                                          Secretary and
                                          Chief Financial Officer



Date:  November 7, 1997                  s/ Ike K Eikelberner
                                          Ike K. Eikelberner
                                          Vice President,
                                          Corporate Controller
                                          and Chief Accounting
                                          Officer

                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     EXCEL INDUSTRIES, INC.
                                          (Registrant)


Date:  November 7, 1997                   _____________________
                                          James O. Futterknecht
                                          Chairman, President and
                                          Chief Executive Officer



Date:  November 7, 1997                   _____________________
                                          Joseph A. Robinson
                                          Senior Vice President,
                                          Secretary and
                                          Chief Financial Officer



Date:  November 7, 1997                   _____________________
                                          Ike K. Eikelberner
                                          Vice President,
                                          Corporate Controller
                                          and Chief Accounting
                                          Officer