Form 10-K
period 1997-12-27
EXCEL INDUSTRIES INC
filed 1998-03-24
CIK 740868

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                           FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT

For the fiscal year ended       Commission File Number: 1-8684
    December 27, 1997

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

The number of shares of the Registrant's Common Shares, no par value, outstanding on February 18, 1998 was 12,425,515. The aggregate market value of the Registrant's Common Shares held by nonaffiliates on March 11, 1998 was $235,988,252.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Excel Industries, Inc. proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Part III of this report.

                            PART I.

Item 1.    Business

General

The registrant, an Indiana corporation (Company), is a technically innovative tier-one and tier-two supplier to the automotive, recreational vehicle, heavy truck, and bus industries. It produces window, door and seating systems and injection molded plastic parts for the North American automotive original equipment manufacturers (OEM's)(Light Vehicle Products Segment) and appliances, window, door and seating systems and hardware products for the recreational vehicle, mass transit and heavy truck industry (RV/MT/HT Products Segment). The Company is the leading independent supplier of window systems to the combined automotive, light truck and van, bus and recreational vehicle markets in North America.

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

Light Vehicle Products Segment

Products. The Company designs, engineers, manufactures and supplies plastic and metal framed window assemblies, manual and power window regulator systems, manual seat systems and injection molded plastic products principally for North American car and light truck OEMs. The Company does not manufacture or sell primary glass. Window and door systems products include various types of automotive windshields, rear, vent, quarter, push out and sliding windows; and window regulator systems, latches, door frames, hinges and related components. Seat systems include seat and height adjusters and recliner mechanisms. Other products for the Light Vehicle Products Segment include hood and deck hinges; control systems which include transmission selectors; and a variety of injection molded plastic parts.

Customers and Marketing. The Company supplies its products primarily to Ford, Chrysler and General Motors. Total sales to these three customers for the three years ended December 27, 1997 were approximately 86% in 1995, 65% in 1996 and 59% in 1997. (For a detailed breakdown by customer see Note 11 of Notes to Consolidated Financial Statements included elsewhere herein). The loss of any of these as a customer would have a material adverse effect on the Company.

      Sales of the Company's products to OEMs are made directly by the Company's sales company, Excel Industries of Michigan, Inc., Southfield, Michigan, which is responsible for the sales and engineering activity. Through this sales and engineering office, the Company services its OEM customers and manages its continuing programs of product design, development and improvement.

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

Strategic Alliances. In 1986, Ford entered into a supply agreement (the Supply Agreement) with the Company. Pursuant to the Supply Agreement, Ford agreed to purchase from the Company at least 70% of the requirements by dollar volume of Ford and Ford Canada for modular framed glass parts using RIM and polyvinyl chloride (PVC) technology, commencing with the 1990 model year. Ford's purchase obligations are contingent upon the Company being competitive as to technology, quality, service, price and delivery. The Supply Agreement, which is currently scheduled to expire at the end of the 1998 model year, has been complemented by a supply agreement between Ford and the Company dated January 31, 1994 (the 1994 Supply Agreement), which extends through the 1998 calendar year and which provides for Ford to purchase 100% of its requirements for those parts currently supplied by the Company (including parts other than modular windows), subject to specified annual price reductions. The Company expects that the 1994 Supply Agreement will be replaced by a new five-year supply agreement on terms similar to the 1994 Supply Agreement. The Company does not believe that the expiration of the Supply Agreement or the 1994 Supply Agreement will have a material effect on the Company's sales to Ford. Since 1990, the Company has and is continuing to supply approximately 70% of Ford's requirements for modular framed glass, which have predominately been modular windows using RIM technology. The Company works closely with Ford during the development and production by Ford of new products utilizing parts supplied by the Company, and net sales to Ford have increased from $26.7 million in 1985 to $392.9 million in 1997.

      The Company also benefits from an exclusive purchase and supply agreement with H.S. Die & Engineering of Grand Rapids, Michigan. H.S. Die supplies the molds (i.e., tooling) to the Company necessary to manufacture modular windows. Working closely with OEMs and H.S. Die, the Company is able to move rapidly from design to finished tooling for modular windows. As a result of this alliance, preproduction lead-times on new programs have been decreased by more than a year.

      Another strategic alliance links the Company with Schade KG, a modular and conventional window and door systems supplier located in Plettenberg, Germany. Pursuant to a Reciprocal Technology License and Cooperative Venture Agreement, both companies have cooperated in developing new business proposals. Schade helped the Company develop technical capabilities in door frames and PVC modular windows. The Company commenced production of PVC modular windows in 1993 and currently supplies PVC modular windows and door frames for several models. On March 13, 1998, the Company signed a definitive agreement to acquire for cash 70 percent of Schade. In addition to the purchase price of approximately $10 million, an additional $15.5 million will be added to equity to strengthen the financial position of Schade and an additional $2.5 million will be used to purchase existing loans. The transaction is expected to become effective on July 1, 1998.

      The Company together with another manufacturer of automotive parts owns 51% of Pollone S.A., a Brazilian automotive parts supplier. The Company's interest in Pollone
S.A. provides a manufacturing base to supply products to the South American markets.

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

Competition. The RV industry is very competitive with more than 10 competitors and although no one competitor competes across all product lines, the following four are significant: Suburban;
Magic Chef; Hammerblow; and Hehr International.

Engineering, Research and Development

The Light Vehicle Products Segment expended approximately $12.9 million, $14.0 million and $21.0 million on engineering, research and development during 1995, 1996 and 1997, respectively. These increased expenditures have significantly improved capacity to provide complete engineering and design services to support its product lines. A corporate technical center is located in Elkhart, Indiana for basic research and development, as well as a large engineering and design staff in the Detroit area which works closely with automotive OEMs during all phases of new product development and production.

      Product engineering, research and development costs for Recreational Vehicle, Mass Transit and Heavy Truck Products
Segment totaled $4.2 million in 1997 and $3.2 million in 1996.
Amounts spent in 1995 were not material.

Foreign Operations

The Company's foreign operations consists of a Mexican manufacturing facility. This facility was acquired in connection with the acquisition of Anderson in 1996. Total sales from this facility were $8,707,000 in 1997 and $3,186,000 in 1996.

Employees

The Company employs a total of approximately 6,400 persons, of whom approximately 24% are covered by collective bargaining agreements. The Company believes its relationship with its employees is good.

Environmental Matters

The Company believes it is in substantial compliance with federal, state, local and foreign laws regarding discharge of materials into the environment and does not anticipate any material adverse effect on its future earnings, capital expenditures or competitive position as a result of compliance with such laws.

      For a discussion of potential environmental liabilities, see "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital
Resources" and Note 13 to the Company's Consolidated Financial
Statements included elsewhere herein.

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

The Company operates 23 manufacturing facilities, all of which are in good condition. Except as noted below, the Company owns all of these facilities.

                                             Approximate
                                            Building Size
Location                                   (in square feet)
Light Vehicle Products Segment
     Elkhart, Indiana                          270,000 (1)
     Jacksonville, Florida                     260,000
     Lawrenceburg, Tennessee                   150,000
     Fulton, Kentucky                           80,000 (2)
     Bowling Green, Kentucky                    32,000
     Mishawaka, Indiana                        120,000
     Toledo, Ohio                               61,000 (3)
     Pikeville, Tennessee                      102,000 (4)
     Southfield, Michigan                       43,000 (3)
     Stockton, Illinois                        145,000
     Mount Carroll, Illinois                    39,000
     West Union, Iowa                          181,000
     Jonesville, Michigan                      150,000
     Henry, Tennessee                          114,000
     Queretaro, Mexico                          58,000 (3)

Recreational Vehicle, Mass Transit and Heavy Truck Products
Segment

     Rockford, Illinois                        116,000
     Rockford, Illinois                         50,000
     Greenbrier, Tennessee                      57,000
     Elkhart, Indiana                          122,000
     Elkhart, Indiana                           30,000 (3)
     LaGrange, Indiana                         140,000
     Salt Lake City, Utah                       67,000
     Salt Lake City, Utah                       48,000

(1) Approximately 35,000 square feet of this facility houses the Company's executive offices and approximately 140,000 square feet of the facility are used for manufacturing and the Corporate Technical Center.

(2) The Company leases the Fulton, Kentucky facility pursuant to a lease which expires in 2000. The Company is entitled to extend the term of the lease for four (4) additional terms of three (3) years each and may, at its option, purchase the facility at any time during the lease.

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

Item 3.    Legal Proceedings

On February 22, 1993, the United States filed a lawsuit in the United States District Court for the Northern District of Indiana against the Company and certain other parties. On July 20, 1993, the Indiana Department of Environmental Management
(IDEM) joined the lawsuit. The lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the United States Environmental Protection Agency (EPA) and IDEM in connection with the contamination of soil and groundwater on the Company's property in Elkhart, Indiana, and a well field of the City of Elkhart in close proximity to the Company's facility. The lawsuit also seeks a declaration that the Company and the other defendants are liable for any future costs incurred by the EPA and IDEM in connection with the site. The Company does not believe the outcome of the lawsuit will materially affect its financial condition, liquidity or results of operations.

      For further information, see "Management's Discussion and Analysis of Results of Operations and Financial Condition" and
Note 13 to the Company's Consolidated Financial Statements included elsewhere herein.

Item 4.    Submission of Matters to Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of 1997.

              Executive Officers of the Company

The names and ages of all executive officers of the Company, positions and offices held by each of them and the period during which each such person has served in these offices and positions is set forth below:

        Name              Age    Position and Offices
James O. Futterknecht, Jr. 51     Chairman, President and Chief
                                  Executive Officer

Joseph A. Robinson         59     Senior Vice President and
                                  Chief Financial Officer

James E. Crawford          51     Vice President, Engineering
                                  and Program Management,
                                  Automotive Systems

Louis R. Csokasy           50     Vice President and President-
                                  Automotive Systems

Terrance L. Lindberg       55     Vice President and President-
                                  Mass Transit, RV and Heavy
                                  Truck Window and Door Systems

James M. Krzyzewski        50     Vice President and President-
                                  Plastic Products

Michael C. Paquette        56     Vice President, Corporate
                                  Human Resources

Robert A. Pickering        55     Vice President and President-
                                  Atwood Mobile Products

Ike K. Eikelberner         50     Vice President and Corporate
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

Mr. Crawford joined the Company in 1978, was Product Engineering Manager from 1979 until 1984, was Vice President - Engineering/Research from 1984 until 1987, Vice President - Modular Operations from 1987 to 1988, Vice President - Group Operations/Modular Products from 1988 to 1992, Vice President - Product Development and Value Engineering from 1992 to 1995, Vice President and Managing Director - Value Management and Product Research and Development from 1995 to 1997. In 1997, he was appointed Vice President, Engineering and Program Management, Automotive Systems.

Mr. Csokasy joined the Company in 1972.  He was General Manager
- Recreational Vehicles from 1985 to 1987, Manager of Corporate Engineering from 1987 to 1990, Vice President - Engineering from 1990 to 1992, Vice President - Engineering and Quality from 1992 to 1995. He is currently Vice President and President - Automotive Systems.

Mr. Lindberg joined the Company in 1983, was Manager of Mass Transit and Heavy Truck Products from 1984 to 1987, was Manager of Group Operations from 1987 until 1990, was Vice President - Group Operation from 1990 to 1992 and was Vice President - Specialty Products and General Manager - Nyloncraft from 1992 to 1995. He is currently Vice President and President - Mass Transit, RV and Heavy Truck Window and Door Systems.

Mr. Krzyzewski joined the Company in 1975, was General Manager of the Belvedere division from 1984 to 1987, was Manager, Business Strategy and Development from 1987 to 1990, and was Director, Business Strategy and Development from 1990 to 1995. He is currently Vice President and President - Plastic Products.

Mr. Paquette joined the Company in 1995 as Vice President, Corporate Human Resources. Prior to that and since 1983, he was Vice President of Human Resources for the Power Generation Group of Cummins Engine Company, a Columbus, Indiana manufacturer of diesel engines and related components.

Mr. Pickering joined Atwood Industries in 1989. He was Vice President - Manufacturing 1989 to 1991 and President - Atwood Mobile Products from 1991. He was elected a Vice President of the Company in December, 1996. He is currently Vice President and President - Atwood Mobile Products.

Mr. Eikelberner joined the Company in 1976, was Controller -
Nyloncraft Division from 1989 to 1991, was Corporate Controller from 1991 to 1996 and elected a Vice President in December, 1996.

                              PART II.
Item 5.    Market for the Registrant's Common Stock and Related
Shareholder Matters

The Common Shares of the Company are traded on the New York Stock Exchange under the symbol EXC. The following table sets forth for the fiscal periods indicated the high and low sale prices of the Common Shares, as reported by the New York Stock Exchange, and dividends declared per share.

                                                Dividends
                                       Share Prices     Declared
                                       High     Low    Per Share

Fiscal Year Ended December 28, 1996:
     1st Quarter                       14.000  10.875      .110
     2nd Quarter                       16.250  10.750      .110
     3rd Quarter                       17.000  13.000      .110
     4th Quarter                       16.375  14.125      .125

Fiscal Year Ended December 27, 1997:
     1st Quarter                       15.125  20.625      .125
     2nd Quarter                       16.875  20.250      .125
     3rd Quarter                       16.875  25.625	      .125
     4th Quarter                       17.500  20.000      .125

      As of February 19, 1998, there were 525 holders of record of the Common Shares.

      The Company has paid cash dividends every quarter since becoming a public company in April 1984. The Company intends to continue to pay quarterly cash dividends on its Common Shares, but the payment of dividends and the amount and timing of such dividends will depend upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. The Company's 7.78% Senior Notes debt agreement contains certain restrictive covenants pertaining to dividends. Currently, the Company has available for payment of dividends $44,417,000 of retained earnings.

Item 6.    Selected Financial Data

             SELECTED CONSOLIDATED FINANCIAL INFORMATION
           (Amounts in thousands, except per share amounts)

The following table presents selected consolidated financial data of the Company as of and for the five fiscal years ended December 27, 1997. The selected consolidated financial data have been derived from audited consolidated financial statements of the Company. Such selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein. The comparability of the results for the periods presented is significantly affected by certain events, as described in "Management's Discussion and Analysis of Results of Operations and Financial Condition - General."

Income Statement Data:
                                 Fiscal Year Ended,
                            Dec 31,  Dec 31,  Dec 30,
                             1993     1994     1995
Net sales                 $ 515,681 $ 607,183 $ 596,014
Cost of goods sold          463,943   545,817   540,716
Gross profit                 51,738    61,366   55,298
Selling, administrative
  and engineering expenses   30,054    32,723   32,973
Gain on disposal
  of Canadian facility         --        --      1,582
Other income, net             2,015     2,145    3,805
Interest expense              3,474     3,406    3,322
Income before income taxes   20,225    27,382   24,390
Income tax provision          7,785	    10,131    8,125
Net income                   12,440    17,251   16,265
Net income per share:
  Basic                        1.23      1.60     1.52
  Diluted                      1.15      1.46     1.41
Cash dividends per share        .30       .37      .44
Average shares outstanding   10,122    10,805   10,690

Balance Sheet Data:
                              Dec 31, Dec 31,  Dec 30,
                               1993    1994     1995
Working Capital            $ 94,761  $ 96,145  $ 91,453
Property, plant and
  Equipment                  49,746	    62,876    68,997
Total assets                229,316   254,630   269,518
Current portion of
  long-term debt              1,553     1,358     9,164
Long-term debt (less current
 portion)                    35,094    33,578    24,021
Shareholders' equity        106,436   122,643   134,317
Book value per share          10.07     11.48     12.55
Long-term debt to total
  Capitalization                 25%       21%       15%

Income Statement Data:
                            Fiscal Year Ended,
                               Dec 28,  Dec 27,
                                1996     1997
Net sales                 $ 887,741  $ 962,333
Cost of goods sold          783,375    846,990
Gross profit                104,366    115,343
Selling, administrative
  and engineering expenses   65,652     79,267
Gain on disposal
  of Canadian facility         --         --
Other income, net             1,736      1,930
Interest expense              9,784	     10,984
Income before income taxes   30,666     27,022
Income tax provision         11,550      9,458
Net income                   19,116     17,564
Net income per share:
  Basic                        1.79       1.59
  Diluted                      1.62       1.48
Cash dividends per share       .455        .50
Average shares outstanding   10,709	     11,079

Balance Sheet Data:
                             Dec 28,  Dec 27,
                              1996     1997
Working Capital            $ 114,140 $ 	116,550
Property, plant and
  equipment                  159,775   160,968
Total assets                 443,234   457,797
Current portion of
  long-term debt               9,554     2,672
Long-term debt (less current
 portion)                    123,452   105,943
Shareholders' equity         150,725   185,315
Book value per share           14.06     14.93
Long-term debt to total
  Capitalization                  45%       36%

Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition

General

The Company was founded in 1928 and became a public company in April 1984. In April 1996, the Company acquired all of the outstanding common shares of Anderson Industries, Inc., (Anderson) located in Rockford, Illinois. Anderson is a holding company whose main asset is Atwood Industries, Inc. (Atwood). Atwood manufactures seat systems, including seat and height adjusters, recliner mechanisms, transmission selectors and hood and deck hinges, all for the automotive industry. In addition, Atwood produces appliances such as water heaters, furnaces, stoves and ranges, hardware, such as jacks, couplers and surge brake actuators, seating frames, seat adjusters and recliner mechanisms for the recreational vehicle industry. With this acquisition, the Company has established lines of business to distinguish activities for the light vehicle segment separate from the recreational vehicles, mass transit and heavy truck segment (RV/MT/HT). Prior to 1996, the Company operated in predominately the light vehicle industry. The comparability of the Company's results on a period-to-period basis is significantly affected by this acquisition.

      The light vehicle products segment normally experiences reduced sales volumes in the months of July, August and December as vacation periods, model changeover and start-up and, in the case of December, holidays which commence prior to Christmas and run through New Years affect the number of production days. The RV/MT/HT products segment is seasonal in that sales in the quarter October through December are normally at reduced levels.

Results of Operations

1997 Compared to 1996
Sales for the year ended December 27, 1997 totaled $962.3 million, up $74.6 million or 8% from the preceding year. The Anderson acquisition added $98.2 million in sales in the first quarter of 1997. This increase was offset by reductions in parts shipped for passenger cars and selling price reductions on products under long-term pricing agreements. Specifically, passenger car production in 1997 for the Company's largest customer, Ford Motor Company, was 10% lower than the previous year. Also, discontinued programs such as Aerostar, Thunderbird and Cougar adversely affected sales by $10.7 million. These items, including the Anderson acquisition, accounted for the change in sales for the current year to $750.1 million for the light vehicle segment from $719.4 million in 1996. Sales for the current year for the RV/MT/HT segment were $212.2 million, up from $168.3 million in 1996, due primarily to the Anderson acquisition. Future sales trends show reductions in the light vehicle segment due to the discontinued models.

      Gross profit totaled $115.3 million, or 12.0% of sales, as compared with $104.4 million, or 11.8% of sales for the prior year. The increase was due to the addition of the Anderson locations offsetting approximately $4.1 million in start-up costs on new programs and approximately $4.7 million in costs associated with the closure of two domestic plants. Gross profit for the current year was $75.7 million or 10.0% of sales for the light vehicle segment compared to $72.2 million or 10.0% of sales in 1996. Gross profit for the RV/MT/HT segment was $39.6 million or 18.7% of sales in 1997 compared to $32.2 million or 19.1% of sales in 1996.

      Selling, administrative and engineering expenses totaled $79.3 million or 8.2% of sales for 1997, up from $65.7 million or 7.4% of sales in 1996. The increase was due to the addition of Anderson locations, increases in product development expenses and $1.2 million in costs associated with the closure of the Italian operation.

      Interest costs of $11.0 million for 1997 increased from $9.8 million in 1996 due to the Senior Notes issued in connection with the Anderson acquisition in 1996. Interest income of $2.0 million in 1997, recorded in other income, was up slightly from $1.8 million in 1996.

      The income tax provision was 35% of pre-tax income in 1997, down from 37.7% in the preceding year. The decrease was due to lower estimated state income taxes and favorable benefits of the Company's foreign sales corporation.

1996 Compared to 1995
Sales for the year ended December 28, 1996 totaled $887.7 million, up $291.7 million or 49% from 1995. The acquisition of Atwood added $284.9 million in 1996. The remainder of the increase was due to a slight increase in overall automotive volumes as selling prices remained stable. Increases in production of our products for light trucks and sport utility vehicles were offset by decreases in production for passenger cars. Sales for the current year were $719.4 million for the light vehicle segment and $168.3 million for the RV/MT/HT segment.

      Gross profit totaled $104.4 million, or 11.8% of sales, as compared with $55.3 million, or 9.3% of sales for the prior year. Gross profit from the Atwood acquisition amounted to $34.5 million or 12.1% of sales. The higher gross margin from Atwood had the effect of increasing overall gross margin by .2 percentage point. The remaining improvement in margin results from continued cost reductions and absence of significant launch costs.

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

      Interest costs of $9.8 million for 1996 increased from $3.3 million in 1995 due to the increased long-term debt outstanding including the new Senior Notes issued in connection with the Anderson acquisition. Interest income of $1.8 million in 1996, recorded in other income, was down from $2.1 million in 1995 due to reductions in marketable securities held. Also included in other income in 1995 was a $1.5 million gain on executive life insurance.

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

Liquidity and Capital Resources

Working capital totaled $117 million as of December 27, 1997, and the current ratio was 1.9 to 1. Cash and marketable securities totaled $26.7 million as of December 27, 1997, a decrease of $3.8 million from the prior year.

      In 1997, cash flow from operations totaled $40.5 million, compared to $69.8 million in 1996. The decrease was due to accounts receivable increasing by $13.6 million due to tooling billed to customers in the fourth quarter of 1997 and tooling to be billed increasing by $5.1 million due to new programs. Dividends increased to $5.6 million from $4.9 million due to raising dividends per share in the fourth quarter of 1996 from $.11 to $.125 and the additional common shares issued for the conversion of the 10% convertible subordinated notes in October, 1997.

      Long-term debt of $105.9 million as of December 27, 1997, or 36% of total capitalization, is down from $123.5 million at the beginning of the year due to the conversion of the 10% convertible subordinated notes.

      Expenditures for capital equipment in 1997 were $39.3 million up from $29.2 million in 1996 and $21.7 million in 1995. The increase in 1997 was mainly due to manufacturing equipment for new products. Capital additions consisting mainly of machinery and equipment totaled $32.9 million in the light vehicle segment and $5.9 million in the RV/MT/HT segment. Capital expenditures for 1998 are budgeted at $42 million. Starting in 1998, it is the Company's intent to change the method of depreciating new capital expenditures from accelerated methods to the straight-line method. The Company's cash balances, operating cash flows and short-term lines of credit are expected to be adequate for anticipated capital and operating requirements in 1998.

      In the first quarter of 1997 the Company recorded an $8.7 million pre-tax restructuring reserve for closing manufacturing facilities in 1997 at Rockford, Illinois and Battle Creek, Michigan which had been acquired as part of the acquisition of Anderson. The reserve consists of personnel related costs (mainly severance pay and fringe benefits) and costs related to the disposals of buildings and equipment. The reserve increased the associated goodwill by $5.4 million (which is net of income taxes) and was not a charge to earnings. Total charges to the reserve (personnel related costs and costs related to the disposals of buildings and equipment) in 1997 were $5.4 million. Any excess reserves remaining at the completion of those restructuring activities will be recorded as a reduction in goodwill. Also in 1997, the Company incurred additional expenses including relocation, start-up and other related costs not covered by the reserve of approximately $4.7 million pretax or about 28 cents per share after tax.

      In January, 1997, the Company completed the purchase of the assets of The Compliance Group located in Greendale, Wisconsin for approximately $2.4 million in cash. The excess of the purchase price over the estimated fair value of assets acquired ($2.5 million) has been accounted for as goodwill and is being amortized over 15 years using the straight-line method.

      In May, 1997, the Company completed the sale for $2.9 million of the automotive parking brake product line, which was acquired when the Company purchased Anderson. Sales were approximately $6 million in 1997 and $12 million in 1996 or less than 2% of total sales. At the date of the Anderson acquisition, this asset was held for sale and the gain was recorded as an adjustment to goodwill.

      In September, 1997, the Company announced the closure of the Italian manufacturing division of its Atwood Mobile Products subsidiary. Closing expenses recorded in the third quarter were $1,242,000. Historically, this division has had annual sales of approximately $2.5 million and losses in excess of $1 million. Losses in 1997 were approximately $900,000.

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

      A chemical cleaning compound, trichloroethylene (TCE), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company has been named as one of nine potentially responsible parties (PRPs) in the contamination of this site.
In early 1992, the United States Environmental Protection Agency
(EPA) issued a Unilateral Order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. A lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and the Indiana Department of Environmental Management (IDEM), and a declaration that eight defendant PRPs are liable for any future costs incurred by the EPA and the IDEM in connection with the site. On August 21, 1996 the United States Department of Justice lodged with the United States District Court for the Northern District of Indiana a proposed partial consent decree which specifies payment of Federal Past Response Costs from certain PRPs which for Excel amounted to approximately $3.2 million which together with amounts due IDEM would bring Excel's total obligation to approximately $3.4 million, which has been accrued by the Company. Comments objecting to the consent decree were lodged with the United States Department of Justice (USDOJ) and the court. In responding to those objectives, USDOJ restated its support for the consent decree to the court on May 23, 1997. The consent decree has not yet been accepted by the court.

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

      The Company has been named a PRP for costs at seven other disposal sites. The remedial investigations and feasibility studies have been completed, and the results of those studies have been provided to the appropriate agencies. The studies indicated a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. Furthermore, the PRPs for these sites have not reached an agreement on the allocation of costs between the PRPs. The Company believes it either has no liability as a responsible party or that adequate provisions have been recorded for current estimates of the Company's liability and estimated legal costs associated with the settlement of these claims. It is reasonably possible that the Company's recorded estimate of its obligation may change in the near term.

      The Company has started a program to ensure year 2000 compliance (Y2K) issues. This program addresses software applications and computer controlled manufacturing processes as well as obtaining assurance that vendors supplying services and materials will be Y2K compliant. Costs to administer this program are estimated to be $250,000.

Subsequent Event

In January, 1998, the Company signed a non-binding letter of agreement to acquire for cash 70 percent of Schade GmbH & Co. KG, Plettenberg, Germany, a privately held long-time automotive OEM supplier with which it has had a nine-year non-equity technological alliance. Schade has sales and manufacturing operations in Germany, Portugal, Spain, United Kingdom and the Czech Republic. It has annual sales of more than $275 million in encapsulated window modules, door frames, modular doors, outside trim and injection molded plastic components.

      Subject to completion of due diligence and approval of Schade shareholders, the Company expects to sign a definitive agreement in early March and close the transaction on July 1, 1998. The remaining 30 percent of Schade is owned by Hella KG Hueck & Co., another international OEM supplier. The Company will purchase all shares of Schade insiders and increase shareholder equity.

Inflation

The impact of inflation on operating results for the years 1997, 1996 and 1995 was not significant. Raw material costs during these periods have increased; however, use of LIFO inventory methods by the Company has minimized any impact from inflation. The majority of the Company's property, plant and equipment is of recent purchase, and depreciation charges are based on historical cost.

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

Item 8.    Financial Statements and Supplementary Data

      Following are the consolidated financial statements of the Company and its subsidiaries, the notes thereto, and the report of independent accountants.

               Report of Independent Accountants

To the Board of Directors and
Shareholders of Excel Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Excel Industries, Inc. and its subsidiaries at December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Indianapolis, IN
February 19, 1998

Consolidated Balance Sheet
(Amounts in thousands)
                                             Dec. 27,   Dec. 28,
                                              1997        1996
Assets
Current assets:
  Cash and short-term investments          $  2,317   $   6,580
  Marketable securities                      24,420      23,981
  Accounts receivable-trade, less allowances
   of $1,318 in 1997 and $2,443 in 1996     140,910     127,351
  Customer tooling to be billed              22,356      17,278
  Inventories                                40,929      43,960
  Prepaid expenses                           14,929      19,800

      Total current assets                  245,861     238,950

Property, plant and equipment:
  Land                                        3,227       3,561
  Buildings and improvements                 52,056      52,667
  Machinery and equipment                   225,046     194,270
  Accumulated depreciation                 (119,361)    (90,723)
                                            160,968     159,775

Goodwill, net of accumulated amortization
 of $5,387 in 1997 and $4,074 in 1996        35,960      31,814
Other assets                                 15,008      12,695
                                          $ 457,797   $ 443,234

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                        $  85,469   $  68,673
  Accrued liabilities:
    Salaries and wages                        9,249      10,100
    Employee benefits                        11,136      10,628
    Other                                    20,785      22,847
  Income taxes payable                         --         3,008
  Current maturities of long-term debt        2,672       9,554

    Total current liabilities               129,311     124,810

Long-term debt                              105,943     123,452
Long-term employee benefits                  32,934      30,795
Other long-term liabilities                   4,294      13,452
Commitments and contingent liabilities         --          --
Shareholders' equity:
  Preferred shares-no par value, authorized
    1,000 shares; none issued                  --          --
  Common shares-no par value, authorized
    20,000 shares; issued and outstanding
    12,414 IN 1997 and 10,718 in 1996       114,730      92,187
  Retained earnings                          70,585      58,653
  Minimum pension liability adjustment         --          (160)
  Cumulative translation adjustment            --            45

    Total shareholders' equity              185,315     150,725

                                          $ 457,797   $ 443,234

The accompanying notes are an integral part of this statement.

Consolidated Statement of Income
(Amounts in thousands, except per share amounts)
                                    Fiscal Year Ended
                               Dec. 27,    Dec. 28,    Dec. 30,
                                 1997        1996        1995
Net sales                     $  962,333  $ 887,741  $	 596,014
Cost of goods sold               846,990    783,375    540,716

   Gross profit                  115,343    104,366     55,298

Selling, administrative and
 engineering expenses             79,267     65,652     32,973
Disposal of Canadian
 Facility                           --         --       (1,582)

  Operating income                36,076     38,714     23,907

Interest expense                  10,984      9,784      3,322
Other income, net                 (1,930)    (1,736)    (3,805)
  Income before income taxes      27,022     30,666     24,390

Provision for income taxes         9,458     11,550      8,125

  Net income                    $ 17,564  $  19,116  $  16,265

Net income per share:
  Basic                         $   1.59  $    1.79  $    1.52
  Diluted                           1.48       1.62       1.41
Cash dividends per share        $    .50  $    .455  $     .44


The accompanying notes are an integral part of this statement.

Consolidated Statement of Shareholders' Equity
(Amounts in thousands)
                                Common
                                Shares     Common   Retained
                              Outstanding  Shares   Earnings
Balance at December 31, 1994    10,684   $  94,831 $  32,854
Net income                                            16,265
Dividends                                             (4,707)
Share options exercised              7          57
Shares issued under employee
 stock purchase plan                22         269
Minimum pension liability
 adjustment
Treasury shares purchased          (10)

Balance at December 30, 1995    10,703      95,157    44,412

Net income                                           19,116
Dividends                                            (4,875)
Share options exercised             12          86
Shares issued under employee stock
 purchase plan                      15         192
Warrants issued                              1,500
Minimum pension liability
 adjustment
Cumulative translation adjustment
Treasury shares purchased          (12)
Treasury shares canceled                    (4,748)

Balance at December 28, 1996    10,718      92,187   58,653

Net income                                           17,564
Dividends                                            (5,632)
Share options exercised              9         116
Shares issued under employee
 stock purchase plan                22         427
Conversion of 10% subordinated
 notes                           1,665      22,000
Minimum pension liability
 adjustment
Cumulative translation
 adjustment

Balance at December 27, 1997    12,414    $114,730  $70,585

                                         Minimum
                                         Pension    Cumulative
                                        Liability   Translation
                                       Adjustment   Adjustment
Balance at December 31, 1994           $    (587)  $    --

Net income
Dividends
Share options exercised
Shares issued under employee stock
 purchase plan
Minimum pension liability adjustment         (72)
Treasury shares purchased

Balance at December 30, 1995                (659)       --

Net income
Dividends
Share options exercised
Shares issued under employee stock
 purchase plan
Warrants issued
Minimum pension liability adjustment         499
Cumulative translation adjustment                        45
Treasury shares purchased
Treasury shares canceled

Balance at December 28, 1996                (160)        45

Net income
Dividends
Share options exercised
Shares issued under employee stock
 purchase plan
Conversion of 10% subordinated notes
Minimum pension liability adjustment         160
Cumulative translation adjustment                       (45)

Balance at December 27, 1997            $  --  	     $    --

The accompanying notes are an integral part of this statement.

                                        Treasury
                                         Shares      Total
Balance at December 31, 1994           $  (4,455)  $  122,643

Net income                                             16,265
Dividends                                              (4,707)
Share options exercised                                    57
Shares issued under employee stock
 purchase plan                                            269
Minimum pension liability adjustment                      (72)
Treasury shares purchased                   (138)        (138)

Balance at December 30, 1995              (4,593)     134,317

Net income                                             19,116
Dividends                                              (4,875)
Share options exercised                                    86
Shares issued under employee stock
 purchase plan                                            192
Warrants issued                                         1,500
Minimum pension liability adjustment                      499
Cumulative translation adjustment                          45
Treasury shares purchased                   (155)        (155)
Treasury shares canceled                   4,748          --

Balance at December 28, 1996                --        150,725

Net income                                             17,564
Dividends                                              (5,632)
Share options exercised                                   116
Shares issued under employee stock
 purchase plan                                            427
Conversion of 10% subordinated notes                   	22,000
Minimum pension liability adjustment                      160
Cumulative translation adjustment                         (45)

Balance at December 27, 1997            $  --       $ 185,315

The accompanying notes are an integral part of this statement.

Consolidated Statement of Cash Flows
(Amounts in thousands)
                                          Fiscal Year Ended
                                          Dec. 27,  Dec. 28,
                                            1997      1996
Cash flows from operating activities:
  Net income                             $ 17,564  $  19,116
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization          33,382     26,246
    Income taxes deferred                   3,093     (1,613)
    Loss(gain) from disposal of
     Facilities                             1,242       --
    Gain from life insurance                 --         --
    Other                                     851        348
    Changes in assets and liabilities,
     excluding effect of acquisitions:
      Accounts receivable and
       prepaid expenses                   (12,396)    19,206
      Inventories and customer
       Tooling                             (3,180)    25,955
      Accounts payable and
       accrued liabilities                    (79)   	(19,409)
       Total adjustments                   22,913     50,733
      Net cash provided by
       operating activities                40,477     69,849

Cash flows from investing activities:
 Purchase of property, plant
  and equipment                           (39,287)   	(29,209)
 Businesses acquired                       (2,415)   	(58,984)
 Sale (purchase) of investments, net       (2,471)     8,290
 Proceeds from disposal of businesses       6,793       --
 Proceeds from life insurance                --         --
 Other                                        199        929
      Net cash used for
       investing activities               (37,181)   	(78,974)

Cash flows from financing activities:
 Issuance of common shares                    543        278
 Payments of long-term debt                (2,470)   (79,934)
 Dividends                                 (5,632)    (4,875)
 Purchase of treasury shares                 --         (155)
 Issuance of long-term debt                  --      100,000
      Net cash provided by
       (used for) financing activities     (7,559)    15,314
Net change in cash and
 short-term investments                    (4,263)     6,189
Cash and short-term investments
 at beginning of period                     6,580        391
Cash and short-term investments
 at end of period                        $  2,317    	$ 6,580

Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest                             $    11,182    $ 9,288
 Income taxes, net of refunds               8,895     10,524

                                            Fiscal Year Ended
                                               Dec. 30,
                                                 1995
Cash flows from operating activities:
 Net income                                   $ 16,265
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                13,720
    Income taxes deferred                          (108)
    Loss(gain) from disposal of
     Facilities                                  (1,582)
    Gain from life insurance                     (1,468)
    Other                                           334
    Changes in assets and liabilities,
     excluding effect of acquisitions:
      Accounts receivable and
       prepaid expenses                          (7,486)
      Inventories and customer
       Tooling                                   (4,802)
      Accounts payable and
       accrued liabilities                        7,301
       Total adjustments                          5,909
      Net cash provided by
       operating activities                      22,174

Cash flows from investing activities:
 Purchase of property, plant
  and equipment                                 (21,744)
 Businesses acquired                               --
 Sale (purchase) of investments, net             (2,060)
 Proceeds from disposal of businesses             6,306
 Proceeds from life insurance                     1,841
 Other                                              (31)
     Net cash used for
      investing activities                      (15,688)

Cash flows from financing activities:
 Issuance of common shares                          326
 Payments of long-term debt                      (1,751)
 Dividends                                       (4,707)
 Purchase of treasury shares                       (138)
 Issuance of long-term debt                        --
      Net cash provided by
      (used for) financing activities            (6,270)
Net change in cash and
 short-term investments                             216
Cash and short-term investments
 at beginning of period                             175
Cash and short-term investments
 at end of period                             $     391

Supplemental disclosures of cash flow information
Cash paid during the year for:
 Interest                                     $  3,358
 Income taxes, net of refunds                   10,380

In 1997, the Company converted $22 million in subordinated notes into 1,665,000 common shares. In connection with the restructuring reserve established for plant closures in 1997, goodwill was increased by $5.4 million, which was net of income taxes. In connection with the business acquired in 1996, the Company had certain non-cash costs totaling $3 million, including the issuance of warrants valued at $1.5 million.

The accompanying notes are an integral part of this statement.

                           EXCEL INDUSTRIES, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Prior to 1996, the Company operated in predominately one industry segment in the United States: the design, engineering and manufacture of certain components sold to manufacturers in the ground transportation industry. With the acquisition of Anderson in 1996, the Company expanded into a second segment: the manufacture of appliances and equipment for the recreational vehicle (RV) industry.

      The light vehicle products segment consists of the manufacturing of window assemblies, regulators, seating systems and injection molded parts for light vehicles manufactured in North America. The RV, mass transit and heavy truck segment consists of RV appliances, jacks and couplers, bus windows and doors and windows for heavy trucks.

2.    Significant Accounting Principles

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions, profits and balances are eliminated.

Net income per share
In 1997, the Company adopted Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings Per Share". All earnings per share amounts reported herein have been restated to comply with this Statement.

      Basic net income per share is computed using the weighted average number of shares outstanding during the period. Shares used to compute basic net income per share were 11,079,000 for 1997, 10,709,000 for 1996 and 10,690,000 for 1995.

      Diluted earnings per share assumes, when dilutive, the exercise of common share options and warrants outstanding and the conversion of the outstanding 10% convertible subordinated notes which were converted into common shares in October, 1997. Shares used to compute diluted earnings per share included the number of shares used for basic net income per share plus 1,370,000 in 1997, 2,220,000 in 1996 and 2,270,000 in 1995 for
the conversion of the notes and 187,000 in 1997, 56,000 in 1996 and 22,000 in 1995 for the exercise of options and warrants. Net income used to compute diluted earnings per share included an add-back of $1,192,000 in 1997, $1,907,000 in 1996 and
$2,001,000 in 1995 for interest, net of taxes, on the notes.

Short-term investments and marketable securities
Short-term investments amounting to $2,000,000 at December 27, 1997 and $4,097,000 at December 28, 1996 consist of investments generally held in money market funds.

      Marketable securities represent investments with maturities generally longer than 90 days. All securities mature prior to December, 1998. Interest and dividends on marketable securities are included in income as earned. Realized gains or losses are determined on the specific identification method.

      Marketable securities are carried at cost, which approximates market value, and consist of the following:

                          1997            1996
                             (000 Omitted)
Government securities    $ 10,885       $  2,984
Tax-free municipal
 Securities                 5,335          9,307
Municipal fund par value
 preferred shares           2,200          9,650
Other tax free securities   6,000          2,040
                         $ 24,420        $23,981

      Other income includes interest income of $1,957,000 in 1997, $1,772,000 in 1996, and $2,113,000 in 1995.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all inventories at December 27, 1997 except for $6,658,000, which are valued using the first-in, first-out (FIFO) method.

Customer tooling to be billed
Customer tooling to be billed represents costs incurred by the Company on behalf of the customer that are recoverable during the next twelve months.

Properties
Plant and equipment are carried at cost and include expenditures for new facilities and those which substantially increase the useful lives of existing plant and equipment. Expenditures for repairs and maintenance are expensed as incurred.

Depreciation
The Company provides for depreciation of plant and equipment using methods and rates designed to amortize the cost of such equipment over its useful life. Depreciation is computed principally on accelerated methods for new plant and equipment and the straight-line method for used equipment. The estimated useful lives range from 10 to 40 years for buildings and improvements and 2 to 20 years for machinery and equipment. Starting in 1998, it is the Company's intent to change the method of depreciating new capital expenditures from accelerated methods to the straight-line method.

Goodwill
The excess of purchase price over the fair value of net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 15 to 40 years.

Fair value of financial instruments
The Company estimates the fair value of all financial instruments where the face value differs from the fair value, primarily long-term debt, based upon quoted amounts or the current rates available for similar financial instruments. If fair value accounting had been used at December 27, 1997, long-term debt would exceed the reported level by approximately $2 million.

Income taxes
Deferred income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".

Foreign currency translation

For operations outside the United States that prepare financial statements in currencies other than the United States dollar, the balance sheet, income, expense and cash flow amounts are translated in accordance with SFAS No. 52 "Foreign Currency Translation".

Fiscal year
The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday nearest the calendar year end.

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

      The acquisition of Anderson, a holding company whose main asset was Atwood Industries, Inc. (Atwood), was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired, $26,482,000, was accounted for as goodwill and is being amortized over 35 years using the straight-line method.

      The accompanying consolidated statements of income include the operating results of Anderson since April 3, 1996. Pro forma unaudited consolidated operating results of the Company and Anderson for the year ended December 28, 1996 and December 30, 1995, assuming the acquisition had been made as of the beginning of 1996 and 1995, are summarized below (in thousands except per share amounts):

                                            Year Ended
                                         1996      1995
Net sales                              $985,555  $995,803
Net income                               20,745     9,783
Net income per share, basic                1.94      0.92
Net income per share, diluted              1.74      0.91

      Pro forma net income for the year ended December 30, 1995, includes a charge which reduced net income by $4,978,000 for a warranty issue on a component part manufactured by Anderson that was recalled by a major automotive customer.

      The unaudited pro forma financial information presented is not necessarily indicative either of the results of operations that would have occurred had the transactions been completed on the indicated dates or of future results of operations of the combined companies.

      In the first quarter of 1997 the Company recorded an $8.7 million pre-tax restructuring reserve for closing manufacturing facilities in 1997 at Rockford, Illinois and Battle Creek, Michigan which had been acquired as part of the acquisition of Anderson. The reserve consists of personnel related costs (mainly severance pay and fringe benefits) and costs related to the disposals of buildings and equipment. The reserve increased the associated goodwill by $5.4 million (which is net of income taxes) and was not a charge to earnings. Total charges to the reserve (personnel related costs and costs related to the disposals of buildings and equipment) in 1997 were $5.4 million. Any excess reserves remaining at the completion of those restructuring activities will be recorded as a reduction in goodwill.

      In January, 1997, the Company completed the purchase of the assets of The Compliance Group located in Greendale, Wisconsin for approximately $2.4 million in cash. The excess of the purchase price over the estimated fair value of assets acquired ($2.5 million) has been accounted for as goodwill and is being amortized over 15 years using the straight-line method.

      In May, 1997, the Company completed the sale of the automotive parking brake product line for $2.9 million, which was acquired when the Company purchased Anderson. Sales were approximately $6 million in 1997 and $12 million in 1996 or less than 2% of total sales. At the date of the Anderson acquisition, this asset was held for sale and the gain was recorded as an adjustment to goodwill.

      In September, 1997, the Company announced the closure of the Italian manufacturing division of its Atwood Mobile Products subsidiary. Closing expenses recorded in the third quarter were approximately $1,242,000. Historically, this division has had annual sales of approximately $2.5 million and losses in excess of $1 million. Losses in 1997 were approximately $900,000.

      In 1995, the Company recorded a gain on the disposition of Excel Metalcraft, Ltd., (Metalcraft) located in Aurora, Ontario in the amount of $1,582,000, which amounts to 9 cents per share after income taxes.

4.    Research, Engineering and Development

Research, engineering and development expenditures charged to operations approximated $25,245,000 in 1997, $17,237,000 in
1996, and $12,897,000 in 1995. The increases in both 1997 and 1996 were attributed to the Anderson acquisition.

5.    Inventories

Inventories consist of the following:

                            1997             1996
                                (000 Omitted)
Raw materials            $ 23,591        $  24,047
Work in process and
 finished goods            18,674           20,770
LIFO reserve               (1,336)            (857)
                         $ 40,929        $  43,960

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

      Components of net pension expense for qualified defined benefit pension plans are as follows:

                                Year Ended
                       1997          1996           1995
                               (000 Omitted)
Service cost         $ 2,687      $ 2,470        $  1,642
Interest cost          3,207        2,711           1,585
Actual return on
 Assets               (2,770)      (2,248)         (3,001)
Net amortization and
 Deferral                 48           53           1,583

Net defined benefit
 pension expense     $ 3,172      $ 2,986        $  1,809

The increase in net defined benefit pension expense is due to the inclusion of Atwood for the entire year in 1997 and nine months in 1996.

The funded status of qualified defined benefit pension plans is as follows:

                           Assets exceed  Accumulated benefits
                      accumulated benefits   exceed assets
                              1997    1996        1997   1996
                                      (000 Omitted)
Plan assets at fair value   $28,000  $24,528  $12,117  $ 9,923
Projected benefit obligation 32,120   30,694   14,200   12,919
Funded status                (4,120)  (6,166)  (2,083)  (2,996)
Unrecognized costs              414    2,542     (471)    (116)
Net accrued pension costs   $(3,706) $(3,624) $(2,554) $(3,112)
Actuarial present value of:
Vested benefit obligations  $21,770  $20,815  $13,230  $11,984
Accumulated benefit
 Obligations                $23,378  $22,284  $14,151  $12,797

Major assumptions for 1997 and 1996:
  Discount rate                     7.5%
  Rate of increase in compensation  5.0%
  Expected rate of return on plan
   assets                           8.0%

      It is generally the Company's policy to fund the ERISA minimum contribution requirement. Plan assets are invested primarily in corporate equity securities and bonds and insurance annuity contracts.

      Contributions and costs for the Company's various other benefit plans are generally determined based on the employee's annual salary. The Company also provides supplemental retirement benefits for certain executives. Total expense relating to the Company's retirement plans, including the defined pension benefit plans, aggregated $8,153,000 in 1997, $7,577,000 in 1996, and $3,947,000 in 1995.

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

      The Company follows the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and funds these benefits on a pay-as-you-go basis. The components of net periodic postretirement benefit cost are as follows:

                                  Year Ended
                               1997    1996       1995
                                (000 Omitted)

Service cost, benefits
 earned during the
 year                        $1,060   $  868     $  656
Interest cost on
 accumulated
 benefit obligation             913      780        482
Amortization of
  Deferrals                    (203)    (200)      (189)

Net periodic postretirement
 benefit cost                $1,770   $1,448     $  949

The increase in expense is primarily due to the inclusion of Atwood for the entire year in 1997 and nine months in 1996.

Summary information on the Company's plans is as follows:

                                     1997            1996
                                         (000 Omitted)
Accumulated postretirement benefit obligation:
  Retirees                         $  3,471       $ 3,018
  Retirement-eligible actives         1,759         1,850
  Other active participants           6,055         7,788
Accumulated postretirement benefit
 obligation (APBO)                   11,285        12,656
Unrecognized prior service costs      2,556           808
Unrecognized net actuarial gain       4,524         3,973
Accrued postretirement benefit
 Costs                             $ 18,365       $17,437

      The decrease in APBO is due to an employee cost sharing plan amendment, and the deferral of the savings results in an increase in the unrecognized prior service costs.

      Long-term accrued postretirement benefit costs of $17,465,000 and $16,148,000 are included in long-term employee benefits at December 27, 1997 and December 28, 1996, respectively.

      The discount rate used in determining the APBO was 7.5% in 1997 and 7.75% in 1996. The 1997 assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.25% in 1997 and 8.75% in 1996, declining by .5% per year to a rate of 5.75%. An increase of 1% in the health care cost trend rate would increase the accrued postretirement benefit obligation at December 27, 1997 by $1,589,000 and the 1997 annual expense by $583,000.

7.    Long-term Debt

Following is a summary of long-term debt of the Company:

                                    1997            1996
                                        (000 Omitted)
7.78% Senior notes                $ 100,000      $ 100,000
10% Convertible subordinated notes     --           22,000
Other                                 8,615         11,006
                                    108,615        133,006
Current maturities                   (2,672)        (9,554)
                                  $ 105,943      $ 123,452

      The Senior notes are due April 30, 2011. Interest only is payable in quarterly installments until 2000 at which time annual payments will commence ranging from $3.9 million to $12.2 million.

      The convertible subordinated notes were converted into common shares of the Company in October, 1997.

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

      The Company had available unused unsecured lines of credit of approximately $56,000,000 at December 27, 1997 under terms of an agreement executed in April, 1996. Funds are available under this agreement through April, 2000 at an interest rate equal to the London Interbank rate plus 75 basis points.

      Long-term debt maturities are $2,672,000 in 1998, $2,000,000 in 1999, $6,122,000 in 2000, $5,108,000 in 2001,
$5,120,000 in 2002 and $87,593,000 thereafter.

8.    Leases

The Company leases certain of its manufacturing facilities, sales offices, transportation and other equipment. Total rental expense was approximately $5,037,000 in 1997, $4,471,000 in 1996, and $2,174,000 in 1995. Future minimum lease payments under noncancellable operating leases are $3,305,000 in 1998, $2,795,000 in 1999, $1,210,000 in 2000, $937,000 in 2001, and
$756,000 in 2002.

9.    Income Taxes

Pre-tax income reported by U.S. and foreign subsidiaries was as follows:

                                  Year Ended
                       1997          1996          1995
                                 (000 Omitted)
United States       $ 29,070      $  31,531      $ 24,390
Foreign               (2,048)          (865)         --
                    $ 27,022      $  30,666      $ 24,390

The provision (benefit) for income taxes is summarized below:

                                Year Ended
                       1997          1996           1995
                                (000 Omitted)
Current:
  U.S. federal       $  5,187   $  11,070         $  7,213
  State                 1,178       2,093            1,020
                        6,365      13,163            8,233

Deferred:
  U.S. federal          3,022      (1,720)            (142)
  State                    71         107               34
                        3,093      (1,613)            (108)

                     $  9,458   $  11,550         $  8,125

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Current deferred income tax assets of $11,076,000 and $14,810,000 are classified as prepaid expenses at December 27, 1997 and December 28, 1996, respectively. Long-term deferred income tax liabilities of $2,051,000 and $5,188,000 are classified as other long-term liabilities at December 27, 1997 and December 28, 1996, respectively.

      Deferred income taxes are comprised of the following at December 27, 1997 and December 28, 1996:

                                     1997           1996
                                         (000 Omitted)
Gross deferred tax liabilities
  Property, plant and equipment    $ 16,457      $ 19,173
  Other                                 607           653
                                     17,064        19,826
Gross deferred tax assets
  Pension and postretirement
   benefit obligations               14,036        13,202
  Other accrued liabilities          11,898        15,348
  Inventories                           155           519
  Tax credit and net operating
   loss carryforwards                 1,355         2,865
                                     27,444        31,934
Valuation allowance                  (1,355)       (2,486)
Net deferred tax assets            $  9,025      $  9,622

	At December 27, 1997 and December 28, 1996 the Company maintained a valuation allowance for foreign tax credit and foreign net operating loss carryforwards, which expire in 1998-2002. The decrease in the valuation reserve in 1997 is primarily a result of the disposition of the Italian operation. Based upon past operating results, the Company does not currently estimate that it is more likely than not that these carryforwards can be utilized before they expire.

      The provision for income taxes computed by applying the Federal statutory rate to income before income taxes is reconciled to the recorded provision as follows:

                                    Year Ended
                           1997        1996       1995
                                   (000 Omitted)
Tax at United States
 statutory rate           $9,458    $  10,733    $ 8,537
State income taxes,
 net of federal benefit      812        1,430        685
Research and
 development tax credits    (187)         (80)      (150)
Foreign Sales Corporation   (682)        (494)       (28)
Non-taxable interest
 Income                     (382)        (340)      (455)
Gain on executive life
 Insurance                  --           --         (514)
Amortization of goodwill     479          346        119
Other                        (40)         (45)       (69)

                          $9,458     $ 11,550    $ 8,125

10.    Common Shares

In 1997, the Company reserved 500,000 common shares for the Excel Industries, Inc. 1997 Long-Term Incentive Plan (LTIP). Under the LTIP, performance shares awarded to key executives of the Company are earned based on the attainment of one or more pre-established performance goals over a specified performance period. Through December 27, 1997, 67,500 performance shares had been awarded.

      The Company has 486,650 common shares reserved for issuance to officers, other key employees and non-employee directors for the 1994 Stock Compensation Plan (the Plan). The Plan provides that options may be granted at not less than fair market value and are exercisable for ten years from the date of grant. Generally, the options become exercisable at the rate of 25% per year commencing one year from the date of grant.

    The following table sets forth stock option activity.

                                        Year Ended
                                1997          1996
                               Weighted      Weighted
                               Average        Average
                               Exercise      Exercise
                       Options  Price  Options  Price
Stock options
 outstanding at
beginning of year      250,900  $12.45  263,750  $12.23
Options granted        127,000   19.19   15,000   12.25
Options exercised       (9,400)  12.38  (12,200)   7.54
Options canceled       (16,250)  15.73  (15,650)  12.38
Stock options outstanding
 at end of year        352,250  $14.73  250,900  $12.45
Options exerciseable
 at year end           110,000  $12.51   57,300  $12.56

                                     Year Ended
                                         1995
                                       Weighted
                                        Average
                                       Exercise
                                Options  Price
Stock options
 outstanding at
beginning of year               291,750  $17.48
Options granted                 271,500   12.38
Options exercised                (7,500)   7.61
Options canceled               (292,000)  17.73
Stock options outstanding
 at end of year                 263,750  $12.23
Options exerciseable
 at year end                      	8,250  $ 5.23

                               Exercise Price Range
                    $12.25 - $12.38  $16.13 - $19.19	  Total
Options outstanding      229,250          123,000   352,250
Weighted average
 exercise price          $12.37            $19.14   $14.73
Remaining contractual
 life                  7.4 years          9.2 years 8.0 years
Options exercisable     107,000            3,000     110,000
Weighted average
 exercise price          $12.37           $17.63     $12.51

      The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, the element of compensation cost applicable to granting of stock options has not been recognized for financial statement purposes. Had compensation cost for the options granted been recognized for financial statement purposes using the Black-Scholes option pricing model, the Company's net earnings and basic earnings per share would have been reduced to the pro-forma amounts indicated below (amounts in thousands except per share amounts):

                                 Year Ended
                             1997               1996
                      Reported  Pro-Forma  Reported  Pro-Forma
Net earnings          $17,564     $17,191   $	19,116   $18,882
Per share               1.59        1.55      1.79      1.77

                                 Year Ended
                                     1995
                             Reported  Pro-Forma
Net earnings                 $ 16,265   $16,031
Per share                       1.52      1.50

      The fair value of the option grant is estimated on the date of grant with the following assumptions for 1997: dividend yield of 2.8%; expected volatility of 31%; risk-free interest rate of 5.75%; and expected life of 5 years. Assumptions for 1996 and 1995 were: dividend yield of 3.2%; expected volatility of 33%; risk-free interest rate of 6.5%; and expected life of 5 years.

      The Company has an employee stock purchase plan and has reserved 280,004 common shares for this purpose. The plan allows eligible employees to authorize payroll withholdings which are used to purchase common shares from the Company at ninety percent (90%) of the closing price of the common shares on the date of purchase. Through December 27, 1997, 169,996 shares had been issued under the plan.

      The Company has outstanding warrants for the purchase of 381,000 common shares at a price of $13.25. These warrants were issued in connection with the acquisition of Anderson Industries and if not exercised, expire April 2001.

      On December 21, 1995, the Company announced that its Board of Directors adopted a shareholder rights plan. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. The rights were issued to shareholders of record on January 22, 1996 and will expire on January 22, 2006.

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

11.    Segment Information and Major Customers

      The following segment information separating light vehicle products and products for the recreational vehicle, mass transit and heavy truck (RV/MT/HT) industry is for the years ended December 27, 1997 and December 28, 1996 (000 omitted). Prior to 1996, the Company manufactured products predominately for the light vehicle industry.

                    Light Vehicle RV/MT/HT
                       Products   Products   Corporate   Total
December 27, 1997
Sales               $ 750,154     $212,179    $   --   $962,333
Operating income
 (expense)             27,943       15,995      (7,862)  36,076

Assets                316,547      102,793      38,457  457,797
Capital expenditures   32,904        5,944         439   39,287
Depreciation and
 amortization expense  24,264        7,565       1,553   33,382

December 28, 1996
Sales               $ 719,435     $168,306    $   --   $887,741
Operating income
 (expense)             33,369       14,251      (8,906)  38,714

Assets                297,042      106,915      39,277  443,234
Capital expenditures   23,582        4,002       1,625   29,209
Depreciation and
 amortization expense  19,348        5,226       1,672   26,246

      Sales to three major customers, Ford Motor Company, Chrysler Corporation, and General Motors Corporation, were approximately 41%, 11% and 7%, respectively, of the Company's net sales in 1997 as compared to 47%, 12% and 6% in 1996 and 69%, 11% and 6% in 1995.

      Accounts receivable from Ford Motor Company, Chrysler Corporation, and General Motors Corporation approximated 60% of trade accounts receivable at December 27, 1997 and December 28, 1996. Sales to customers outside of the United States, primarily to Canada, were approximately $173 million in 1997, $146 million in 1996 and $86 million in 1995.

12.    Quarterly Results of Operations (Unaudited)

The following table sets forth in summary form the quarterly results of operations for the fiscal years ended December 27, 1997 and December 28, 1996 (amounts in thousands except per share amounts):

                                      1997
                     First    Second    Third    Fourth
                    Quarter   Quarter  Quarter  Quarter
Net sales          $251,216  $264,474  $213,548  $233,095
Gross profit         30,998    37,099    21,659    25,587
Net income            6,302     9,067       297     1,898
Net income per share
  Basic            $    .59  $    .85  $    .03  $    .16
  Diluted               .53       .75       .03       .16

                                    1996
                     First     Second    Third     Fourth
                    Quarter    Quarter  Quarter   Quarter

Net sales          $150,607  $274,148  $227,635  $235,351
Gross profit         15,903    35,987    23,932    28,544
Net income            4,883     8,053     2,223     3,957
Net income per share
  Basic            $    .46  $    .75  $    .21  $    .37
  Diluted               .41       .66       .21       .34

13.    Contingencies

A chemical cleaning compound, trichloroethylene (TCE), has been found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981, TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company has been named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

      In early 1992, the United States Environmental Protection Agency (EPA) issued a Unilateral Order under Section 106 of the Comprehensive Environmental Response, Compensation and Liability Act which required the Company and other PRPs to undertake remedial work. The Company and the other PRPs have reached an agreement regarding the funding of groundwater monitoring and the operation of the air-strippers as required by the Unilateral Order. The Company was required to install and operate a soil vapor extraction system to remove TCE from the Company's property. A lawsuit seeks recovery of the costs of enforcement, prejudgment interest and an amount in excess of $6.8 million, which represents costs incurred to date by the EPA and the Indiana Department of Environmental Management (IDEM), and a declaration that eight defendant PRPs are liable for any future costs incurred by the EPA and IDEM in connection with the site. On August 21, 1996 the United States Department of Justice lodged with the United States District Court for the Northern District of Indiana a proposed partial consent decree which specifies payment of Federal Past Response Costs from certain PRPs which for Excel amounted to approximately $3.2 million which together with amounts due IDEM would bring Excel's total obligation to approximately $3.4 million, which has been accrued by the Company. Comments objecting to the consent decree were lodged with the United States Department of Justice (USDOJ) and the court. In responding to those objections, USDOJ restated its support for the consent decree to the court on May 23, 1997. The consent decree has not yet been accepted by the court.

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

      The Company has been named a PRP for costs at seven other disposal sites. The remedial investigations and feasibility studies have been completed, and the results of those studies have been provided to the appropriate agencies. The studies indicated a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. Furthermore, the PRPs for these sites have not reached an agreement on the allocation of costs between the PRPs. The Company believes it either has no liability as a responsible party or that adequate provisions have been recorded for current estimates of the Company's liability and estimated legal costs associated with the settlement of these claims. It is reasonably possible that the Company's recorded estimate of its obligation may change in the near term.

      There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at December 27, 1997 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

14.    Subsequent Event

In January, 1998, the Company signed a non-binding letter of agreement to acquire for cash 70 percent of Schade GmbH & Co. KG, Plettenberg, Germany, a privately held long-time automotive OEM supplier with which it has had a nine-year non-equity technological alliance. Schade has sales and manufacturing operations in Germany, Portugal, Spain, United Kingdom and the Czech Republic. It has annual sales of more than $275 million in encapsulated window modules, door frames, modular doors, outside trim and injection molded plastic components.

      Subject to completion of due diligence and approval of Schade shareholders, the Company expects to sign a definitive agreement in early March and close the transaction on July 1, 1998. The remaining 30 percent of Schade is owned by Hella KG Hueck & Co., another international OEM supplier. The Company will purchase all shares of Schade insiders and increase shareholder equity.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

           None

                               Part III

Item 10.    Directors and Executive Officers of the Registrant

The information set forth under the caption "ELECTION OF
DIRECTORS" in the Company's proxy statement for the 1998 annual meeting of shareholders (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement has previously been filed with the Securities and Exchange Commission.

      Robert A. Pickering filed his Form 5 due February 15, 1998 on March 18, 1998 reflecting his 1997 purchase of 161 shares in the Company's Stock Purchase Plan.

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

    Report of Independent Accountants
    Consolidated Balance Sheet - December 27, 1997 and December
     28, 1996
    Consolidated Statement of Income - Fiscal years ended
     December 27, 1997, December 28, 1996 and December 30, 1995 Consolidated Statement of Shareholders' Equity - Fiscal
     years ended December 27, 1997, December 28, 1996 and
     December 30, 1995
    Consolidated Statement of Cash Flows - Fiscal years ended
     December 27,1997, December 28, 1996 and December 30, 1995 Notes to Consolidated Financial Statements

(a)  (2)  Financial Statement Schedule

The following financial statement schedule is included with this report:
    Report of Independent Accountants on Financial Statement
     Schedule
    II - Valuation and Qualifying Accounts and Reserves

All other schedule are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)  (3)  Exhibits

The list of exhibits contained in the Exhibit Index immediately following the signature page of this Form 10-K is incorporated herein by reference.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended
December 27, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EXCEL INDUSTRIES, INC.
March 20, 1998           s/ James O. Futterknecht
                         James O. Futterknecht, Chairman of
                         the Board, President and Chief
                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
March 20, 1998           s/ James O. Futterknecht
                         James O. Futterknecht, Chairman of
                         the Board, President and Chief
                         Executive Officer (Principal
                         Executive Officer)

March 20, 1998           s/ Joseph A. Robinson
                         Joseph A. Robinson, Senior Vice
                         President, Secretary-Treasurer and
                         Chief Financial Officer (Principal
                         Financial Officer)

March 20, 1998           s/ Ike K. Eikelberner
                         Ike K. Eikelberner, Vice President and
                         Corporate Controller (Principal
                         Accounting Officer)

March 20, 1998           s/ John G. Keane
                         John G. Keane, Director

March 20, 1998           s/ Richard A. Place
                         Richard A. Place, Director

March 20, 1998           s/ James K. Sommer
                         James K. Sommer, Director

March 20, 1998           s/ Ralph R. Whitney, Jr.
                         Ralph R. Whitney, Jr., Director

                 REPORT OF INDEPENDENT ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Excel Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 19, 1998, appearing in the 1997 Annual Report to Shareholders of Excel Industries, Inc. also included an audit of the Financial Statement Schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Indianapolis, Indiana
February 19, 1998

            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            SCHEDULE II
                               Balance                Additions
                             at beginning             charged to
     Classification           of period   Acquisition   expense

Year ended December 30, 1995:
Allowance for uncollectible
 accounts receivable         $  868,000 $    --      $   8,000

Deferred tax valuation
 Allowance                   $     --   $    --      $ 375,000


Year ended December 28, 1996:

Allowance for uncollectible
 accounts receivable         $ 725,000  $  513,000	   $1,486,000

Deferred tax valuation
 Allowance                   $ 375,000	  $1,916,000   $  352,000


Year ended December 27, 1997:

Allowance for uncollectible
 accounts receivable         $2,443,000 $    --      $  165,000

Deferred tax valuation
 Allowance                   $2,486,000 $    --      $  577,000

                                                Balance
                                               at end of
                                  Deductions    period

Year ended December 30, 1995:
Allowance for uncollectible
 accounts receivable              $ (151,000)(1) $  725,000

Deferred tax valuation allowance  $     --       $  375,000


Year ended December 28, 1996:

Allowance for uncollectible
 accounts receivable              $ (281,000)(1) $ 2,443,000

Deferred tax valuation allowance  $ 	(157,000)(2) $ 2,486,000


Year ended December 27, 1997:

Allowance for uncollectible
 accounts receivable             $	(1,290,000)(1) $ 1,318,000

Deferred tax valuation allowance $	(1,708,000)(2) $ 1,355,000


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

(3.2)  The Code of By-Laws of the Company as
       amended effective December 21, 1995 was
       filed as Exhibit 3.4 to the Company's
       Annual Report on Form 10-K filed March 29,
       1996 and is incorporated herein by
       reference.

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

(4.5)  Warrant Grant and Registration Rights
       Agreement dated April 3, 1996 among Excel
       Industries, Inc. and certain stockholders of Anderson Industries, Inc. was filed as
       Exhibit 4.1 to the Company's Form 8-K
       filed April 3, 1996 and is incorporated
       herein by reference

(4.6)  Amended and Restated Credit Agreement
       dated April 29, 1996 among Excel
       Industries, Inc., certain banks, Society
       National Bank as agent and Harris Trust
       and Savings Bank as co-agent was filed as
       Exhibit 4.2 to the Company's Form 8K/A
       Amendment No. 1 dated May 13, 1996 and is incorporated herein by reference

(4.7)  Form of Note Purchase Agreement dated May
       3, 1995 between Excel Industries, Inc. and each of several institutional investors was filed as Exhibit 4.3 to the Company's
       Form 8K/A Amendment No. 1 dated May 13,
       1996 and is incorporated herein by
       reference

(9)    Not Applicable

(10.1) Purchase and Supply Contract between the
       Company and Ford Motor Company dated
       October 7, 1986, was filed as part of
       Exhibit (e) (2) of the Company's Schedule
       13E-4 filed on August 27, 1986, and is
       incorporated herein by reference

(10.2) Lease Agreement between Modular Concepts,
       Inc. and Fulton Industrial Development
       Authority was filed as Exhibit 10.12 to
       the Registration Statement on Form S-1
       filed on February 27, 1987 (Reg. No. 33-
       12282) and is incorporated herein by
       reference

(10.3)*The Excel Industries, Inc. Stock Purchase
       Plan and Trust was filed as Exhibit 4.4 to Amendment No. 1 to the Company's
       Registration Statement on Form S-8 filed on June 9, 1987 (Reg. No. 33-14508) and is incorporated herein by reference

(10.4) Lease Agreement dated May 4, 1988 between the Company and Willis Day Properties,
       Inc. (for the Toledo, Ohio facility) was filed as Exhibit 10.18 to the Company's
       Annual Report on Form 10-K filed March 20,
       1989, and is incorporated herein by
       reference

(10.5)*The 1989 Deferred Compensation Plan of the
       Company as amended effective October 1,
       1991 was filed as Exhibit 10.12 to the
       Company's Annual Report on Form 10-K filed
       March 26, 1992 and is incorporated herein by reference

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

(10.8)*Excel Industries, Inc. and Subsidiaries
       Incentive Compensation Plan was filed on
       Exhibit 10.14 to the Company's Annual
       Report on Form 10-K filed March 26, 1993, and is incorporated herein by reference

(10.9) Lease Extension Agreement dated September
       17, 1992 between the Company and Willis
       Day Properties, Inc. (for the Toledo
       facility) was filed on Exhibit 10.15 to
       the Company's Annual Report on Form 10-K filed March 26, 1993, and is incorporated herein by reference

(10.10)Purchase Agreement between the Company and Ford Motor Company dated January 31, 1994 was filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K filed
       March 29, 1994 and is incorporated herein by reference

(10.11)*Form of Executive Separation Agreements between the Company and the following persons: James O. Futterknecht, Jr.,
        Joseph A. Robinson, Louis R. Csokasy,
        James E. Crawford, Terrance L. Lindberg,
        Michael C. Paquette and James M.
        Krzyzewski was filed as exhibit 10.13 to the Company's Annual Report on Form 10-K filed March 29, 1996 and is incorporated herein by reference

(10.12)*Form of Excel Industries, Inc. 1994 Stock
        Compensation Plan was filed as Exhibit 4 to the Company's registration statement on Form S-8 (Reg. No. 33-53543) and is incorporated herein by reference.

(10.13)*Form of Excel Industries, Inc. 1997 Long-
        Term Incentive Plan was filed as Exhibit
        4 to the Company's registration statement on Form S-8 (Reg. No. 333-26909) and is incorporated herein by reference

(11)    Not Applicable

(12)    Not Applicable

(13)    Not Applicable

(16)    Not Applicable

(18)    Not Applicable

(21)    List of the Company's subsidiaries.

(22)    Not Applicable

(23)    Consent of Independent Accountants.

(24)    Not Applicable

(27)    Financial Data Schedule.

(28)    Not Applicable


*Management contract or compensation plan or arrangement.
