Form 10-Q
period 1998-03-28
EXCEL INDUSTRIES INC
filed 1998-05-11
CIK 740868

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                     ____________________________


                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                     ____________________________


              For the Quarterly Period Ended March 28, 1998

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

At April 17, 1998, there were outstanding 12,442,594 common shares, no par value.

                        EXCEL INDUSTRIES, INC.

                                Index

                                                        Page No.
PART I   Financial Information

         Consolidated Balance Sheet -
              March 28, 1998 and December 27, 1997              1

         Consolidated Statement of Income -
              Quarter Ended March 28, 1998 and
              March 29, 1997                                    2

         Consolidated Statement of Shareholders'
          Equity -
              Quarter Ended March 28, 1998 and
              March 29, 1997                                    3

         Consolidated Statement of Cash Flows -
              Quarter Ended March 28, 1998 and
              March 29, 1997                                    4

         Notes to Consolidated Financial Statements           5-8

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9-11

PART II  Other Information                                     12

         Signatures                                            13

         Letter Dated May 11, 1998 from Price
          Waterhouse LLP Regarding Change in
          Accounting Method                            Exhibit 18

         Financial Data Schedules                      Exhibit 27

                         EXCEL INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            (in thousands)
                                       March 28,     December 27,
                                         1998             1997
ASSETS
Current assets
  Cash and short-term investments      $  1,558       $  2,317
  Marketable securities                  23,997         24,420
  Accounts receivable                   148,467        140,910
  Customer tooling to be billed          24,727         22,356
  Inventories                            39,995         40,929
  Prepaid expenses                       12,195         14,929
        Total current assets            250,939        245,861

Property, plant and equipment,
   less accumulated depreciation of
   (1998 - $126,515; 1997 - $119,361)   164,531        160,968
Other assets                             51,438         50,968
                                       $466,908       $457,797

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                     $ 83,020       $ 85,469
  Accrued liabilities                    48,830         41,170
  Current portion of debt                 2,712          2,672
        Total current liabilities       134,562        129,311

Long-term debt                          105,317        105,943
Other long-term liabilities              37,546         37,228
Commitments and contingent liabilities     --            --
Shareholders' equity
  Preferred shares - no par value,
   authorized 1,000 shares,
   none issued                             --            --
  Common shares - no par value,
   authorized 20,000 shares;
   issued and outstanding in 1998,      115,074        114,730
   12,434, in 1997, 12,414
  Retained earnings                      74,409         70,585
        Total shareholders' equity      189,483        185,315
                                       $466,908       $457,797

NOTE: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)

                                           Quarter Ended
                                     March 28,          March 29,
                                       1998               1997
Net sales                            $230,994           $251,216

Cost of goods sold                    203,414            220,218
      Gross profit                     27,580             30,998
Selling, administrative and
 engineering expenses                  17,236             18,923
      Operating income                 10,344             12,075

Interest expense                       (2,278)            (2,769)
Other income, net                          84                390
      Income before income taxes        8,150              9,696
Provision for taxes on income           2,771              3,394
      Net income                     $  5,379           $  6,302

Net income per share:
      Basic                          $    .43           $    .59
      Diluted                        $    .43           $    .53
Cash dividends per share             $   .125           $   .125

The accompanying notes are an integral part of this statement.

                    EXCEL INDUSTRIES, INC.
   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
   FOR THE QUARTER ENDED MARCH 28, 1998 AND MARCH 29, 1997
                     (in thousands)
                                                      MINIMUM
                                                      PENSION
                              COMMON    RETAINED     LIABILITY
                              SHARES    EARNINGS     ADJUSTMENT
Balance at
 December 27, 1997           $114,730   $ 70,585     $  --
Net income                                 5,379
Dividends                                 (1,555)
Share options exercised            19
Shares issued under employee
 stock purchase plan              325
Balance at
 March 28, 1998              $115,074   $ 74,409     $  --

Balance at
 December 28, 1996           $ 92,187   $ 58,653     $  (160)
Net income                                 6,302
Dividends                                 (1,341)
Share options exercised             5
Shares issued under employee
 stock purchase plan               66
Cumulative  translation
 adjustment
Balance at
 March 29, 1997              $ 92,258   $ 63,614     $  (160)

                            CUMULATIVE
                           TRANSLATION
                            ADJUSTMENT     TOTAL
Balance at
 December 27, 1997            $  --        $185,315
Net income                                    5,379
Dividends                                    (1,555)
Share options exercised                          19
Shares issued under employee
 stock purchase plan                            325
Balance at
 March 28, 1998               $  --        $189,483

Balance at
 December 28, 1996            $    45      $150,725
Net income                                    6,302
Dividends                                    (1,341)
Share options exercised                           5
Shares issued under employee
 stock purchase plan                             66
Cumulative  translation
 adjustment                      (172)         (172)
Balance at
 March 29, 1997               $  (127)     $155,585

The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (in thousands)
                                               Quarter Ended
                                            March 28,  March 29,
                                              1998       1997
Cash flows from operating activities
   Net income                               $  5,379   $  6,302

Adjustments to reconcile net income
 to net cash from operating activities:
   Depreciation and amortization               7,848      9,178
   Deferred income taxes and other              (273)     1,592
   Changes in current assets and
    liabilities, excluding effect
    of acquisition:
    Accounts receivable and other             (4,823)    (8,707)
    Inventories and customer tooling          (1,437)       529
    Accounts payable and accrued
     liabilities                               5,211     15,258
    Total adjustments                          6,526     17,850

    Net cash provided by operating
     activities                               11,905     24,152

Cash flows from investing activities
   Purchase of property, plant and
    equipment                                (11,290)    (8,686)
   Investment in marketable securities           423    (11,358)
   Business acquired                            --       (2,741)
   Net cash used for investing activities    (10,867)   (22,785)

Cash flows from financing activities
   Issuance of common shares                     344         71
   Maturities of long-term debt                 (586)      (654)
   Dividends                                  (1,555)    (1,341)
   Net cash used for financing activities     (1,797)    (1,924)

Net change in cash and short-term investments   (759)      (557)
Cash and short-term investments at
 beginning of year                             2,317      6,580

Cash and short-term investments at
 end of first quarter                       $  1,558   $  6,023

Supplemental Schedule of Noncash Activities:
      In connection with the restructuring reserve established for plant closures in March, 1997, goodwill was increased by $5,400, which is net of income taxes.

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

Note 2 - Inventories:

      Inventories consist of the following:
       (in thousands of dollars)
                                  March 28,         December 27,
                                   1998               1997
      Raw materials              $21,868             $23,591
      Work in process and
       finished goods             19,463              18,674
      LIFO Reserve                (1,336)             (1,336)
                                 $39,995             $40,929

Note 3 - Net Income per Share:

At the end of 1997, the Company adopted Statement of Financial
Accounting Standards (SFAS) No. 128, "Earnings Per Share". All earnings per share amounts reported herein have been restated to comply with this Statement.

     Basic net income per share is computed using the weighted average number of shares outstanding during the period. Shares used to compute basic net income per share were 12,425,000 for 1998 and 10,722,000 for 1997.

     Diluted earnings per share assumes, when dilutive, the exercise of common share options and warrants outstanding and the conversion of the outstanding 10% convertible subordinated notes which were converted into common shares in October, 1997. Shares used to compute diluted earnings per share included the number of shares used for basic net income per share plus 1,665,000 in 1997 for the conversion of the notes and 187,000 in 1998 and 150,000 in 1997 for the exercise of options and warrants. Net income used to compute diluted earnings per share in 1997 included an add-back of $358,000 for the after-tax effect of interest on the convertible notes.

Note 4 - Comprehensive Income

Net income does not materially differ from comprehensive income.

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

      There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at March 28, 1998 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Accounting Change

The Company has historically depreciated plant and equipment using accelerated depreciation methods for both financial and tax reporting purposes. A survey conducted by the Company confirmed that the straight-line method of depreciation is the predominant method used throughout the automotive supply industry. Accordingly, for new capital expenditures for the 1998 fiscal year and thereafter, the Company has adopted the straight-line method of depreciation for financial reporting purposes. The Company expects a favorable effect of the change on net income for the fiscal year ending January 2, 1999 to be approximately $1.2 million or $.08 per share.

Note 7 - Acquisitions

In March, 1998, the Company signed a definitive agreement to acquire on July 1, 1998 for cash 70 percent of Schade GmbH & Co. KG, Plettenberg, Germany, a privately held long-time automotive OEM supplier with which it has had a nine-year non-equity technological alliance. The Company will purchase all shares of Schade insiders for approximately $10 million and add approximately $15 million of capital to increase shareholders equity. The remaining 30 percent of Schade is owned by Hella KG Hueck & Co., another international OEM supplier. Schade has sales and manufacturing operations in Germany, Portugal, Spain, the United Kingdom and the Czech Republic. It has annual sales of more than $275 million in encapsulated window modules, door frames, modular doors, outside trim and injection molded plastic components.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company has two lines of business to distinguish activities for the light vehicle products segment separate from the recreational vehicle, mass transit and heavy truck products segment (RV/MT/HT). The light vehicle products segment normally experiences reduced sales volumes in the months of July, August and December as vacation periods, model changeover and start-up and holidays affect the number of production days. The RV/MT/HT products segment is seasonal in that sales in the quarter October through December are normally at reduced levels.

Material Changes in Results of Operations:
Quarter Ended March 28, 1998 Compared to
Quarter Ended March 29, 1997

Sales in the first quarter of 1998 decreased 8% or $20.2 million to $231.0 million from $251.2 million in 1997. Sales for the light vehicle products segment were $172.5 million in the first quarter of 1998 compared to $196.7 million in the 1997 period. The decrease was due to the discontinuance of several programs in production in the 1997 period. North American light vehicle build was similar in the comparative periods, but our largest customer, Ford Motor Company, dropped its long-running Aerostar van and Thunderbird/Cougar programs in mid-1997 and ended its production of F-Series light trucks with vent windows. These programs accounted for approximately $7 million in revenue in the 1997 first period. Approximately $4 million of the decrease was due to the parking brake product line which was sold in May, 1997. Sales were further affected by approximately $1.5 million for customer selling price reductions associated with long-term supply agreements. The remainder of the decrease was due to changes in customers product mix, predominantly lower passenger car production and higher light truck and sport utility vehicles. For the RV/MT/HT products segment sales increased to $58.5 million in 1998 from $54.5 million in 1997.

     Gross profit was $27.6 million in the current quarter or 11.9% of sales, down from $31.0 million or 12.3% of sales in the first quarter of 1997. The lower gross margins were due to lower sales volumes in the light vehicle products segment ($2.5 million), the effects of the selling price reductions due to long-term supply agreements ($1.5 million) and increased launch costs for new products ($600,000). These reductions were offset by higher sales volumes in the RV/MT/HT products segment ($800,000) and product mix ($400,000).

     The Company has historically depreciated plant and equipment using accelerated depreciation methods for both financial and tax reporting purposes. A survey conducted by the Company confirmed that the straight-line method of depreciation is the predominant method used throughout the automotive supply industry. Accordingly, for capital expenditures for the 1998 fiscal year and thereafter, the Company has adopted the straight-line method of depreciation for financial reporting purposes. The Company expects a favorable effect of the change on net income for the fiscal year ending January 2, 1999 to be approximately $1.2 million or $.08 per share.

     Selling, administrative and engineering expenses totaled $17.2 million in the first quarter of 1998, down from $18.9 million in the 1997 first quarter. Approximately $1.1 million of the decrease was due to the administrative costs of the facilities closed in late 1997 and $300,000 was due to lower accruals for management incentive bonuses in 1998.

     Interest expense totaled $2,278,000 in 1998 down from $2,769,000 in the year ago first quarter. The decrease was due to the conversion of the 10% convertible subordinated notes into common shares of the Company in October, 1997.

     Other income of $84,000, consists of primarily interest income on marketable debt securities less $245,000 for the Company's share of losses in its Brazilian joint venture. The $390,000 in the 1997 first quarter was primarily interest income on marketable securities.

     Provision for taxes on income was at an effective rate of 34% for 1998, down from 35% in 1997. The reduction was due to increased tax credits expected for 1998.

Material Changes in Financial Condition:

For the quarter ended March 28, 1998 cash flow from operations totaled $11.9 million and $11.3 million was used for capital expenditures and an additional $1.6 million for dividends. Capital expenditures for the year are estimated to be $42 million.

     Cash and short-term marketable securities amounted to $25.6 million at March 28, 1998, a decrease of $1.2 million from December 27, 1997. At March 28, 1998, the Company had available unused lines of credit of approximately $55 million. For the remainder of 1998 the Company expects its current cash balances, operating cash flow and available credit lines to be sufficient to finance operating cash needs, capital expenditures, the acquisition of Schade and any environmental clean-up requirements.

     In March, 1998, the Company signed a definitive agreement to acquire on July 1, 1998 for cash 70 percent of Schade GmbH & Co. KG, Plettenberg, Germany, a privately held long-time automotive OEM supplier with which it has had a nine-year non-equity technological alliance. The Company will purchase all shares of Schade insiders for approximately $10 million and add approximately $15 million of capital to increase shareholders equity. The remaining 30 percent of Schade is owned by Hella KG Hueck & Co., another international OEM supplier. Schade has sales and manufacturing operations in Germany, Portugal, Spain, the United Kingdom and the Czech Republic. It has annual sales of more than $275 million in encapsulated window modules, door frames, modular doors, outside trim and injection molded plastic components.

     The Company entered into a 1994 Supply Agreement with Ford Motor Company which requires the absorption of the effects of inflation and requires specified price reductions or productivity offsets to price reductions. The Company believes that this type of agreement is typical in the automotive supply business, and the Company's ability to maintain gross margins at or near their present levels will be dependent on its ability to substantially offset the effects of this and other such agreements through productivity improvements, cost reduction programs and implementation of value analysis/value engineering programs, which reduce part weight and system costs to the customer.

     The Company has started a program to ensure year 2000 compliance (Y2K) issues. This program addresses software applications computer controlled manufacturing processes as well as obtaining assurance that vendors supplying services and materials will be Y2K compliant. Costs to administer this program are estimated not to exceed $250,000.

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

                     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits
             18.  Letter dated May 11, 1998 from Price Waterhouse
                  LLP regarding change in accounting method.

        (b)  Reports on Form 8-K
             None

                            SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     EXCEL INDUSTRIES, INC.
                                         (Registrant)


Date:  May 11, 1998                      s/ James O. Futterknecht
                                          James O. Futterknecht
                                          Chairman, President and
                                          Chief Executive Officer



Date:  May 11, 1998                      s/ Joseph A. Robinson
                                          Joseph A. Robinson
                                          Senior Vice President,
                                          Secretary and
                                          Chief Financial Officer



Date:  May 11, 1998                      s/ Ike K Eikelberner
                                          Ike K. Eikelberner
                                          Vice President,
                                          Corporate Controller
                                          and Chief Accounting
                                          Officer