Form 10-K/A
period 1996-12-28
EXCEL INDUSTRIES INC
filed 1998-06-22
CIK 740868

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                            FORM 10K/A
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT

For the fiscal year ended
    December 28, 1996           Commission File Number: 1-8684

                     EXCEL INDUSTRIES, INC.
       (Exact name of Registrant as specified in its charter)

               Indiana                        35-1551685
(State or other jurisdiction                (I.R.S. Employer
incorporation or organization             Identification Number)

    1120 North Main Street, Elkhart, Indiana 46514
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number                    (219) 264-2131

Securities registered pursuant to Section 12 (b) of the Act:

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

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EXCEL INDUSTRIES, INC.
June 18, 1998                     s/  James O. Futterknecht, Jr.
                                  James O. Futterknecht, Jr.,
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 18, 1998                     s/  James O. Futterknecht, Jr.
                                  James O. Futterknecht, Jr.
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer (Principal
                                  Executive Officer)

June 18, 1998                     s/  Joseph A. Robinson
                                  Joseph A. Robinson, Vice
                                  President, Secretary-Treasurer
                                  and Chief Financial Officer
                                  (Principal Financial Officer)



June 18, 1998                     s/  Ike K. Eikelberner
                                  Ike K. Eikelberner, Vice
                                  President and Corporate
                                  Controller (Principal
                                  Accounting Officer)

June 18, 1998                     s/  John G. Keane
                                  John G. Keane, Director

June 18, 1998                     s/  Richard A. Place
                                  Richard A. Place, Director

June 18, 1998                     s/  James K. Sommer
                                  James K. Sommer, Director

June 18, 1998                     s/  Ralph R. Whitney, Jr.
                                  Ralph R. Whitney, Jr.,
                                  Director

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

(10.6)  First Amendment to Lease Purchase
        Contract, dated January 1, 1983, between the Pikeville Board and Ferro was filed as
        Exhibit 10.21 to the Company's Annual
        Report on Form 10-K filed March 27, 1991, and is incorporated herein by reference

(10.8)* Excel Industries, Inc. and Subsidiaries
        Incentive Compensation Plan was filed on
        Exhibit 10.14 to the Company's Annual
        Report on Form 10-K filed March 26, 1993, and is incorporated herein by reference

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

(22)    Not Applicable

(23)    Consent of Independent Accountants.

(24)    Not Applicable

(27)    Financial Data Schedule.

(28)    Not Applicable


* Management contract or compensation plan or arrangement.