Form 10-Q/A
period 1997-03-29
EXCEL INDUSTRIES INC
filed 1998-06-22
CIK 740868

FORM 10-Q/A

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

                                     EXCEL INDUSTRIES, INC.
                                         (Registrant)


Date:  June 18, 1998                s/ James O. Futterknecht, Jr.
                                    James O. Futterknecht, Jr.
                                    Chairman, President and
                                    Chief Executive Officer



Date:  June 18, 1998                s/ Joseph A. Robinson
                                    Joseph A. Robinson
                                    Senior Vice President,
                                    Secretary and
                                    Chief Financial Officer



Date:  June 18, 1998                s/ Ike K Eikelberner
                                    Ike K. Eikelberner
                                    Vice President,
                                    Corporate Controller
                                    and Chief Accounting
                                    Officer