Form 10-Q/A
period 1997-06-28
EXCEL INDUSTRIES INC
filed 1998-06-22
CIK 740868

FORM 10Q/A

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                _____________________________

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                _____________________________

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

Registrant's telephone number, including area code:(219)264-2131

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

                                     EXCEL INDUSTRIES, INC.
                                         (Registrant)


Date:  June 18, 1998               s/ James O. Futterknecht, Jr.
                                   James O. Futterknecht
                                   Chairman, President and
                                   Chief Executive Officer



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