Form 10-Q
period 1998-06-27
EXCEL INDUSTRIES INC
filed 1998-07-30
CIK 740868

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549





                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934





              For the Quarterly Period Ended June 27, 1998

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

At July 17, 1998, there were outstanding 12,450,444 common shares, no par value.

                        EXCEL INDUSTRIES, INC.

                                Index

                                                        Page No.
PART I   Financial Information

         Consolidated Balance Sheet -
              June 27, 1998 and December 27, 1997              1

         Consolidated Statement of Income -
              Quarter Ended June 27, 1998 and
              June 28, 1997, Six Months Ended
              June 27, 1998 and June 28, 1997                  2

         Consolidated Statement of Shareholders'
          Equity -
              Six Months Ended June 27, 1998 and
              June 28, 1997                                    3

         Consolidated Statement of Cash Flows -
              Six Months Ended June 27, 1998 and
              June 28, 1997                                    4

         Notes to Consolidated Financial Statements           5-7

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations      8-12

PART II  Other Information                                     13

         Signatures                                            14

         Financial Data Schedules                      Exhibit 27

                         EXCEL INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            (in thousands)
                                       June 27,     December 27,
                                         1998             1997
ASSETS
Current assets
  Cash and short-term investments      $     839         $  2,317
  Marketable securities                   25,746           24,420
  Accounts receivable                    150,220          140,910
  Customer tooling to be billed           25,323           22,356
  Inventories                             40,999           40,929
  Prepaid expenses                        12,422           14,929
        Total current assets             255,549          245,861

Property, plant and equipment,
   less accumulated depreciation of
   (1998 - $132,488; 1997 - $119,361)    163,931          160,968
Other assets                              51,216           50,968
                                       $ 470,696         $457,797

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                     $  82,793         $ 85,469
  Accrued liabilities                     50,153           41,170
  Current portion of debt                  2,235            2,672
        Total current liabilities        135,181          129,311

Long-term debt                           104,800          105,943
Other long-term liabilities               36,776           37,228
Commitments and contingent liabilities      --               --
Shareholders' equity
  Preferred shares - no par value,
   authorized 1,000 shares,
   none issued                              --               --
  Common shares - no par value,
   authorized 20,000 shares;
   issued and outstanding in 1998,
   12,450, in 1997, 12,414               115,331          114,730
  Retained earnings                       78,608           70,585
        Total shareholders' equity       193,939          185,315
                                        $470,696         $457,797

NOTE: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)
                                           Quarter Ended
                                      June 27,          June 28,
                                       1998               1997
Net sales                            $247,237           $264,474

Cost of goods sold                    218,587            227,375
      Gross profit                     28,650             37,099
Selling, administrative and
 engineering expenses                  18,898             20,694
      Operating income                  9,752             16,405

Interest expense                       (2,051)            (2,902)
Other income, net                       1,020                445
      Income before income taxes        8,721             13,948
Provision for taxes on income           2,965              4,881
      Net income                     $  5,756           $  9,067

Net income per share:
      Basic                          $    .46           $    .85
      Diluted                        $    .46           $    .75
Cash dividends per share             $   .125           $   .125

                                            Six Months Ended
                                      June 27,          June 28,
                                       1998               1997
Net sales                            $478,231           $515,690

Cost of goods sold                    422,001            447,593
      Gross profit                     56,230             68,097
Selling, administrative and
 engineering expenses                  36,134             39,617
      Operating income                 20,096             28,480

Interest expense                       (4,329)            (5,671)
Other income, net                       1,104                835
      Income before income taxes       16,871             23,644
Provision for taxes on income           5,736              8,275
      Net income                     $ 11,135           $ 15,369

Net income per share:
      Basic                          $    .90           $   1.43
      Diluted                        $    .88           $   1.28
Cash dividends per share             $    .25           $    .25

The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997
                            (in thousands)
                                                      MINIMUM
                                                      PENSION
                              COMMON    RETAINED     LIABILITY
                              SHARES    EARNINGS     ADJUSTMENT
Balance at
 December 27, 1997           $114,730   $ 70,585    $  --
Net income                                11,135
Dividends                                 (3,112)
Share options exercised           125
Shares issued under employee
 stock purchase plan              476
Balance at
 June 27, 1998               $115,331   $ 78,608    $  --

Balance at
 December 28, 1996           $ 92,187   $ 58,653    $  (160)
Net income                                15,369
Dividends                                 (2,682)
Share options exercised            22
Shares issued under employee
 stock purchase plan              156
Cumulative translation
 adjustment
Balance at
 June 28, 1997               $ 92,365   $ 71,340    $  (160)


                         EXCEL INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(UNAUDITED)
             FOR THE SIX MONTHS ENDED JUNE 27, 1998 AND JUNE 28,
1997
                               (in thousands)

                             CUMULATIVE
                            TRANSLATION
                             ADJUSTMENT     TOTAL
Balance at
 December 27, 1997            $  --        $185,315
Net income                                   11,135
Dividends                                    (3,112)
Share options exercised                         125
Shares issued under employee
 stock purchase plan                            476
Balance at
 June 27, 1998                $  --        $193,939

Balance at
 December 28, 1996            $     45     $150,725
Net income                                   15,369
Dividends                                    (2,682)
Share options exercised                          22
Shares issued under employee
 stock purchase plan                            156
Cumulative translation
 adjustment                       (193)        (193)
Balance at
 June 28, 1997                $   (148)    $163,397

The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (in thousands)
                                              Six Months Ended
                                             June 27,   June 28,
                                              1998       1997
Cash flows from operating activities
   Net income                               $ 11,135   $ 15,369

Adjustments to reconcile net income
 to net cash from operating activities:
   Depreciation and amortization              15,783     18,451
   Deferred income taxes and other              (382)    (3,145)
   Changes in current assets and
    liabilities, excluding effect
    of acquisition:
    Accounts receivable and other             (6,803)   (21,403)
    Inventories and customer tooling          (3,037)    (6,628)
    Accounts payable and accrued
     liabilities                               6,307     22,411
    Total adjustments                         11,868      9,686

    Net cash provided by operating
     activities                               23,003     25,055

Cash flows from investing activities
   Purchase of property, plant and
    equipment                                (19,064)   (16,398)
   Investment in marketable securities        (1,326)    (9,965)
   Business acquired                            --       (2,415)
   Proceeds from sale of product line           --        2,926
   Net cash used for investing activities    (20,390)   (25,852)

Cash flows from financing activities
   Issuance of common shares                     601        178
   Maturities of long-term debt               (1,580)    (1,347)
   Dividends                                  (3,112)    (2,682)
   Net cash used for financing activities     (4,091)    (3,851)

Net change in cash and short-term investments (1,478)    (4,648)
Cash and short-term investments at
 beginning of year                             2,317      6,580

Cash and short-term investments at
 end of second quarter                      $    839   $  1,932

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

Note 2 - Inventories:

      Inventories consist of the following:
       (in thousands of dollars)
                                  June 27,         December 27,
                                   1998               1997
      Raw materials              $22,597             $23,591
      Work in process and
       finished goods             19,738              18,674
      LIFO Reserve                (1,336)             (1,336)
                                 $40,999             $40,929

Note 3 - Net Income per Share:

At the end of 1997, the Company adopted Statement of Financial
Accounting Standards (SFAS) No. 128, "Earnings Per Share". All earnings per share amounts reported herein have been restated to comply with this Statement.

     Basic net income per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share assumes, when dilutive, the exercise of common share options and warrants outstanding and the conversion of the outstanding 10% convertible subordinated notes (notes) which were converted into common shares in October, 1997.

     Net income used to compute diluted earnings per share in 1997 included an add-back of $358,000 for the second quarter and $716,000 for the first six months for the after-tax effect of interest on the convertible notes. Shares used to compute net income per share data are as follows (amounts in thousands):

                            Quarter Ended     Six Months Ended
                          June 27,   June 28,  June 27,  June 28,
                           1998        1997      1998      1997
Basic                     12,443      10,726    12,434     10,724

Exercise of options
 and warrants                205         177       195        164
Conversion of notes         --         1,665      --        1,665
Diluted                   12,648      12,568    12,629     12,553

Note 4 - Comprehensive Income

Net income as reported does not differ materially from comprehensive income as defined in SFAS No. 130 "Reporting
Comprehensive Income".

Note 5 - Contingencies

A chemical cleaning compound, trichloroethylene (TCE), was found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981 TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company was named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

    On August 21, 1996 the United States Department of Justice lodged with the United States District Court for the Northern District of Indiana (the Court) a proposed partial consent decree which specifies payment of Federal Past Response Costs from certain PRPs which for Excel amounted to approximately $3.2 million which together with amounts due the Indiana Department of Environmental Management would bring Excel's total obligation to approximately $3.4 million, which has been accrued by the Company.

     On June 9, 1998, the Court accepted the consent decree as filed and accordingly the Company funded in early July its obligation for the remedial clean-up.

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

      There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at June 27, 1998 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Accounting Change

The Company has historically depreciated plant and equipment using accelerated depreciation methods for both financial and tax reporting purposes. A survey conducted by the Company confirmed that the straight-line method of depreciation is the predominant method used throughout the automotive supply industry. Accordingly, for new capital expenditures for the 1998 fiscal year and thereafter, the Company has adopted the straight-line method of depreciation for financial reporting purposes. The Company expects a favorable effect of the change on net income for the fiscal year ending January 2, 1999 to be approximately $1.2 million.

Note 7 - Acquisitions

In March, 1998, the Company signed a definitive agreement to acquire for cash 70 percent of Schade GmbH & Co. KG, Plettenberg, Germany, a privately held long-time automotive OEM supplier with which it has had a nine-year non-equity technological alliance. The transaction is effective July 1, 1998 and is expected to close in August, 1998. The Company will purchase all shares of Schade insiders for approximately $10 million and add approximately $15 million of capital to increase shareholders equity. The remaining 30 percent of Schade is owned by Hella KG Hueck & Co., another international OEM supplier. Schade has sales and manufacturing operations in Germany, Portugal, Spain, the United Kingdom and the Czech Republic. It has annual sales of more than $275 million in encapsulated window modules, door frames, modular doors, outside trim and injection molded plastic components.

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

Material Changes in Results of Operations:
Quarter Ended June 27, 1998 Compared to
Quarter Ended June 28, 1997

Sales in the second quarter of 1998 decreased 6.5% or $17.3 million to $247.2 million from $264.5 million in 1997. Sales for the light vehicle products segment were $185.4 million in the second quarter of 1998 compared to $206.0 million in the 1997 period. North American light vehicle build was down 3.8% in the second quarter of 1998 compared to the same period in 1997.
Sales in 1998 were reduced by $3.8 million because of the strikes at General Motors. Our largest customer, Ford Motor Company, discontinued its long-running Aerostar van and Thunderbird/Cougar programs in mid-1997 and ended its production of F-Series light trucks with vent windows. These programs accounted for approximately $7.4 million in revenue in the 1997 second period. Sales were further affected by approximately $1.2 million for customer selling price reductions associated with long-term supply agreements. The remainder of the decrease was primarily due to changes in customers product mix, predominantly lower passenger car production and higher light truck and sport utility vehicles. For the RV/MT/HT products segment sales increased to $61.8 million in 1998 from $58.5 million in 1997.

     Gross profit was $28.7 million in the current quarter or 11.6% of sales, down from $37.1 million or 14.0% of sales in the second quarter of 1997. The lower gross margins were primarily due to the startup costs and below-cost pricing on a major seat track program at the Stockton, Illinois plant ($3.1 million), the strikes at General Motors ($800,000), lower sales volumes in the light vehicle products segment ($2.6 million), and the effects of the selling price reductions due to long-term supply agreements ($1.2 million). These reductions were offset by higher sales volumes in the RV/MT/HT products segment ($600,000) and product mix ($600,000).

     The Company has historically depreciated plant and equipment using accelerated depreciation methods for both financial and tax reporting purposes. A survey conducted by the Company confirmed that the straight-line method of depreciation is the predominant method used throughout the automotive supply industry. Accordingly, for capital expenditures for the 1998 fiscal year and thereafter, the Company has adopted the straight-line method of depreciation for financial reporting purposes. The Company expects a favorable effect of the change on net income for the fiscal year ending January 2, 1999 to be approximately $1.2 million.

     Selling, administrative and engineering expenses totaled $18.9 million in the second quarter of 1998, down from $20.7 million in the 1997 second quarter. Approximately $1.2 million of the decrease was due to a reduction in product development expenses, $700,000 was due to the administrative costs of the facilities closed in late 1997 and $300,000 was due to lower accruals for management incentive bonuses in 1998.

     Interest expense totaled $2,051,000 in 1998 down from $2,902,000 in the year ago second quarter. The decrease was due to the conversion of the 10% convertible subordinated notes into common shares of the Company in October, 1997.

     Other income of $1,020,000 consists primarily of interest income on marketable debt securities of $388,000 and $500,000 for a state loan forgiven after all contractual requirements were met. The $445,000 in the 1997 second quarter was primarily interest income on marketable securities.

     Provision for taxes on income was at an effective rate of 34% for 1998, down from 35% in 1997. The reduction was due to increased tax credits expected for 1998.

Material Changes in Results of Operations:
Six Months Ended June 27, 1998 Compared to
Six Months Ended June 28, 1997

Sales in the first six months of 1998 decreased 7.3% or $37.5 million to $478.2 million from $515.7 million in 1997. Sales for the light vehicle products segment were $357.9 million in the first six months of 1998 compared to $402.6 million in the 1997 period. North American light vehicle build was similar in the comparative periods, but our largest customer, Ford Motor Company, discontinued its long-running Aerostar van and Thunderbird/Cougar programs in mid-1997 and ended its production of F-Series light trucks with vent windows. These programs accounted for approximately $14.5 million in revenue in the 1997 first half. Sales in 1998 were reduced by $3.8 million because of the strikes at General Motors. Also, approximately $4 million of the decrease was a result of the sale of the parking brake product line which was sold on May 3, 1997. Sales were further affected by approximately $2.7 million for customer selling price reductions associated with long-term supply agreements. The remainder of the decrease was primarily due to changes in customers product mix, predominantly lower passenger car production and higher light truck and sport utility vehicles. For the RV/MT/HT products segment sales increased to $120.3 million in 1998 from $113.1 million in 1997.

     Gross profit was $56.2 million in the six months ended June 27, 1998 or 11.8% of sales, down from $68.1 million or 13.2% of sales in the same period of 1997. The lower gross margins were primarily due to the startup costs and below-cost pricing on a major seat track program at the Stockton, Illinois plant ($4.4 million), the strikes at General Motors ($800,000), lower sales volumes in the light vehicle products segment ($5.2 million), and the effects of the selling price reductions due to long-term supply agreements ($2.7 million). These reductions were partially offset by higher sales volumes in the RV/MT/HT products segment ($1.4 million) and product mix ($500,000).

     Selling, administrative and engineering expenses totaled $36.1 million in the first half of 1998, down from $39.6 million in the 1997 first half. Approximately $1.8 million of the decrease was due to the administrative costs of the facilities closed in late 1997, $1.2 million was due to a reduction in product development expenses and $600,000 was due to lower accruals for management incentive bonuses in 1998.

     Interest expense totaled $4,329,000 in 1998 down from $5,671,000 in the year ago first half. The decrease was due to the conversion of the 10% convertible subordinated notes into common shares of the Company in October, 1997.

     Other income of $1,104,000 consists primarily of interest income on marketable debt securities of $745,000 and $500,000 for a state loan forgiven after all contractual requirements were met, less $245,000 for the Company's share of losses in its Brazilian joint venture. The $835,000 in the 1997 first half was primarily interest income on marketable securities.

     Provision for taxes on income was at an effective rate of 34% for 1998, down from 35% in 1997. The reduction was due to increased tax credits expected for 1998.


Material Changes in Financial Condition:

For the six months ended June 27, 1998 cash flow from operations totaled $23.0 million of which $19.1 million was used for capital expenditures and an additional $3.1 million for dividends.
Capital expenditures for the year are estimated to be $42 million.

     Cash and marketable securities amounted to $26.6 million at June 27, 1998, a decrease of $152,000 from December 27, 1997. At June 27, 1998, the Company had available unused lines of credit of approximately $55 million. For the remainder of 1998 the Company expects its current cash balances, operating cash flow and available credit lines to be sufficient to finance operating cash needs, capital expenditures, the acquisition of Schade and any environmental clean-up requirements.

     In March, 1998, the Company signed a definitive agreement to acquire for cash 70 percent of Schade GmbH & Co. KG, Plettenberg, Germany, a privately held long-time automotive OEM supplier with which it has had a nine-year non-equity technological alliance. The transaction is effective July 1, 1998 and is expected to close in August, 1998. The Company will purchase all shares of Schade insiders for approximately $10 million and add approximately $15 million of capital to increase shareholders equity. The remaining 30 percent of Schade is owned by Hella KG Hueck & Co., another international OEM supplier. Schade has sales and manufacturing operations in Germany, Portugal, Spain, the United Kingdom and the Czech Republic. It has annual sales of more than $275 million in encapsulated window modules, door frames, modular doors, outside trim and injection molded plastic components.

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

     The Company has started a program to ensure year 2000 compliance (Y2K) issues. This program addresses software applications and computer controlled manufacturing processes, as well as, obtaining assurance that vendors supplying services and materials will be Y2K compliant. Costs to administer this program are estimated not to exceed $250,000.

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

                     PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the annual Shareholders' Meeting on April 16, 1998, the shareholders elected the following in an uncontested election of Directors.

                                                      Authority
                                          For         Withheld
James O. Futterknecht, Jr.             10,310,808      524,142
Joseph A. Robinson                     10,310,308      524,642
John G. Keane                          10,308,755      526,195
Richard A. Place                       10,306,457      528,493
James K. Sommer                        10,309,182      525,768
Ralph R. Whitney, Jr.                  10,300,507      534,443

                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     EXCEL INDUSTRIES, INC.
                                         (Registrant)


Date:  July 29, 1998              s/ James O. Futterknecht, Jr.
                                     James O. Futterknecht
                                     Chairman, President and
                                     Chief Executive Officer



Date:  July 29, 1998              s/ Joseph A. Robinson
                                     Joseph A. Robinson
                                     Senior Vice President,
                                     Secretary and
                                     Chief Financial Officer



Date:  July 29, 1998              s/ Ike K Eikelberner
                                     Ike K. Eikelberner
                                     Vice President,
                                     Corporate Controller
                                     and Chief Accounting
                                     Officer