Form 10-Q
period 1998-09-26
EXCEL INDUSTRIES INC
filed 1998-11-09
CIK 740868

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                     ____________________________


                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                     ____________________________


              For the Quarterly Period Ended September 26, 1998

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

At October 20, 1998, there were outstanding 12,204,444 common shares, no par value.

                        EXCEL INDUSTRIES, INC.

                                Index


                                                        Page No.

PART I   Financial Information
         Consolidated Balance Sheet -
              September 26, 1998 and December 27, 1997         1

         Consolidated Statement of Income -
              Quarter Ended September 26, 1998 and
              September 27, 1997, Nine Months Ended
              September 26, 1998 and September 27, 1997        2

         Consolidated Statement of Shareholders'
          Equity -
              Nine Months Ended September 26, 1998 and
              September 27, 1997                               3

         Consolidated Statement of Cash Flows -
              Nine Months Ended September 26, 1998 and
              September 27, 1997                               4

         Notes to Consolidated Financial Statements           5-8

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9-15

PART II  Other Information                                     16

         Signatures                                            17

         Financial Data Schedules                      Exhibit 27


                         EXCEL INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            (in thousands)
                                     September 26,   December 27,
                                         1998             1997
ASSETS
Current assets
  Cash and short-term investments      $  15,780         $  2,317
  Marketable securities                     --             24,420
  Accounts receivable                    196,623          140,910
  Customer tooling to be billed           33,354           22,356
  Inventories                             61,635           40,929
  Prepaid expenses                        14,698           14,929
        Total current assets             322,090          245,861

Property, plant and equipment,
   less accumulated depreciation of
   (1998 - $142,527; 1997 - $119,361)    231,346          160,968
Goodwill                                  37,710           35,960
Other assets                              15,689           15,008
                                       $ 606,835         $457,797

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                        $  15,000         $   --
  Accounts payable                       119,654           85,469
  Accrued liabilities                     61,470           41,170
  Current portion of debt                 12,536            2,672
        Total current liabilities        208,660          129,311

Long-term debt                           153,673          105,943
Other long-term liabilities               45,843           37,228
Minority interest                          6,306             --
Commitments and contingent liabilities      --               --
Shareholders' equity
  Preferred shares - no par value,
   authorized 1,000 shares,
   none issued                              --               --
  Common shares - no par value,
   authorized 20,000 shares; issued
   in 1998,12,450, in 1997, 12,414       115,331          114,730
  Retained earnings                       78,667           70,585
  Cumulative translation adjustment          733             --
  Treasury shares at cost, 182 in 1998    (2,378)            --
        Total shareholders' equity       192,353          185,315
                                        $606,835         $457,797

NOTE:  The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                 (thousands, except per share amounts)
                                           Quarter Ended
                                 September 26,      September 27,
                                       1998               1997
Net sales                            $280,231           $213,548

Cost of goods sold                    259,583            191,889
   Gross profit                        20,648             21,659
Selling, administrative and
 engineering expenses                  20,023             18,968
   Operating income                       625              2,691

Interest expense                       (3,798)            (2,805)
Other income, net                         417                572
   Income (loss) before income taxes   (2,756)               458
Provision (credit) for taxes on
 income                                (4,432)               161
Minority interest                          87               --
   Net income                        $  1,589           $    297

Net income per share:
   Basic                             $    .13           $    .03
   Diluted                           $    .13           $    .03
Cash dividends per share             $   .125           $   .125
                                           Nine Months Ended
                                  September 26,     September 27,
                                       1998               1997
Net sales                            $758,462           $729,238

Cost of goods sold                    681,584            639,482
   Gross profit                        76,878             89,756
Selling, administrative and
 engineering expenses                  56,157             58,585
   Operating income                    20,721             31,171

Interest expense                       (8,127)            (8,476)
Other income, net                       1,521              1,407
   Income before income taxes          14,115             24,102
Provision for taxes on income           1,304              8,436
Minority interest                          87               --
   Net income                        $ 12,724           $ 15,666

Net income per share:
   Basic                             $   1.02           $   1.46
   Diluted                           $   1.01           $   1.33
Cash dividends per share             $   .375           $   .375
The accompanying notes are an integral part of this statement.

                           EXCEL INDUSTRIES, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1998
                         AND SEPTEMBER 27, 1997
                                           (in thousands)
                                                   MIN
                                                   PENS
                            COMMON    RETAINED     LIAB
                            SHARES    EARNINGS     ADJ.
Balance at
 December 27, 1997          $114,730  $ 70,585   $  --
Net income                              12,724
Dividends                               (4,642)
Share options exercised          125
Shares issued under employee
 stock purchase plan             476
Cumulative translation
 adjustment
Purchase treasury shares
Balance at
 September 26, 1998         $115,331  $ 78,667   $  --

Balance at
 December 28, 1996          $ 92,187  $ 58,653   $  (160)
Net income                              15,666
Dividends                               (4,077)
Share options exercised           91
Shares issued under employee
 stock purchase plan             250
Cumulative translation
 adjustment
Balance at
 September 27, 1997         $ 92,528  $ 70,242   $  (160)

                              CUMULATIVE
                              TRANSLATION   TREASURY
                               ADJUSTMENT    SHARES   TOTAL
Balance at
 December 27, 1997             $  --     $  --    $ 185,315
Net income                                           12,724
Dividends                                            (4,642)
Share options exercised                                 125
Shares issued under employee
 stock purchase plan                                    476
Cumulative translation
 adjustment                         733                 733
Purchase treasury shares                  (2,378)    (2,378)
Balance at
 September 26, 1998            $    733  $(2,378) $ 192,353

Balance at
 December 28, 1996             $     45  $  --    $ 150,725
Net income                                           15,666
Dividends                                            (4,077)
Share options exercised                                  91
Shares issued under employee
 stock purchase plan                                    250
Cumulative translation
 adjustment                         (45)                (45)
Balance at
 September 27, 1997            $   --       --    $ 162,610

The accompanying notes are an integral part of this statement.

                        EXCEL INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (in thousands)
                                             Nine Months Ended
                                      September 26, September 27,
                                              1998       1997
Cash flows from operating activities
   Net income                               $ 12,724   $ 15,666

Adjustments to reconcile net income
 to net cash from operating activities:
   Depreciation and amortization              27,703     26,956
   Deferred income taxes and other             3,398        536
   Changes in current assets and
    liabilities, excluding effect
    of acquisitions:
    Accounts receivable and other            (11,759)   (11,644)
    Inventories and customer tooling          (1,329)    (9,071)
    Accounts payable and accrued
     liabilities                              15,875      2,598
    Total adjustments                         33,888      9,375

    Net cash provided by operating
     activities                               46,612     25,041

Cash flows from investing activities
   Purchase of property, plant and
    equipment                                (32,383)   (25,346)
   Liquidation (investment) in
    marketable securities                     24,420     (1,634)
   Business acquired                         (10,082)    (2,415)
   Proceeds from sale of assets                 --        5,604
   Net cash used for investing activities    (18,045)   (23,791)

Cash flows from financing activities
   Issuance of common shares                     601        343
   New debt                                   15,000       --
   Maturities of long-term debt              (23,685)    (2,075)
   Dividends                                  (4,642)    (4,077)
   Purchase of treasury shares                (2,378)      --
   Net cash used for financing activities    (15,104)    (5,809)

Net change in cash and short-term investments 13,463     (4,559)
Cash and short-term investments at
 beginning of year                             2,317      6,580

Cash and short-term investments at
 end of third quarter                       $ 15,780   $  2,021

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

Note 2 - Inventories:

      Inventories consist of the following:
       (in thousands of dollars)
                               September 26,       December 27,
                                   1998               1997
      Raw materials              $32,945             $23,591
      Work in process and
       finished goods             30,026              18,674
      LIFO Reserve                (1,336)             (1,336)
                                 $61,635             $40,929

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

     Net income used to compute diluted earnings per share in 1997 included an add-back of $358,000 for the third quarter and $1,074,000 for the first nine months for the after-tax effect of interest on the convertible notes. Shares used to compute net income per share data are as follows (amounts in thousands):

                            Quarter Ended     Nine Months Ended
                         Sept. 26,  Sept. 27, Sept. 26, Sept. 27,
                           1998        1997      1998      1997
Basic                     12,420      10,735    12,429     10,728

Exercise of options
 and warrants                  5         246       135        191
Conversion of notes         --         1,665      --        1,665
Diluted                   12,425      12,646    12,564     12,584

Note 4 - Comprehensive Income

Comprehensive income as defined in SFAS No. 130 "Reporting Comprehensive Income" for both the three months and the nine months ending September 26, 1998 includes $733,000 for cumulative translation adjustments. For the three months and the nine months ending September 27, 1997, net income as reported does not differ from comprehensive income.

Note 5 - Contingencies

A chemical cleaning compound, trichloroethylene (TCE), was found in the soil and groundwater on the Company's property in Elkhart, Indiana, and in 1981 TCE was found in a well field of the City of Elkhart in close proximity to the Company's facility. The Company was named as one of nine potentially responsible parties (PRPs) in the contamination of this site.

    On August 21, 1996 the United States Department of Justice lodged with the United States District Court for the Northern District of Indiana (the Court) a proposed partial consent decree which specifies payment of Federal Past Response Costs from certain PRPs which for Excel amounted to approximately $3.2 million which together with amounts due the Indiana Department of Environmental Management would bring Excel's total obligation to approximately $3.4 million, which had been accrued by the Company.

     On June 9, 1998, the Court accepted the consent decree as filed and accordingly the Company funded in early July its obligation for the remedial clean-up.

     The Company has been named a potentially responsible party for costs at six disposal sites. The remedial investigations and feasibility studies have been completed, and the results of those studies have been provided to the appropriate agencies. The studies indicated a range of viable remedial approaches, but agreement has not yet been reached with the authorities on the final remediation approach. Furthermore, the PRPs for these sites have not reached an agreement on the allocation of costs between the PRPs. The Company believes it either has no liability as a responsible party or that adequate provisions have been recorded for current estimates of the Company's liability and estimated legal costs associated with the settlement of these claims. It is reasonably possible that the Company's recorded estimate of its obligation may change in the near term.

      There are claims and pending legal proceedings against the Company and its subsidiaries with respect to taxes, workers' compensation, warranties and other matters arising out of the ordinary conduct of the business. The ultimate result of these claims and proceedings at September 26, 1998 is not determinable, but, in the opinion of management, adequate provision for anticipated costs has been made or insurance coverage exists to cover such costs.

Note 6 - Accounting Change

The Company historically depreciated plant and equipment using accelerated depreciation methods for both financial and tax reporting purposes. A survey conducted by the Company confirmed that the straight-line method of depreciation as the predominant method used throughout the automotive supply industry. Accordingly, for new capital expenditures for the 1998 fiscal year and thereafter, the Company adopted the straight-line method of depreciation for financial reporting purposes. The Company expects a favorable effect of the change on net income for the fiscal year ending January 2, 1999 of approximately $1.2 million.

Note 7 - Acquisitions

Effective July 1, 1998, the Company purchased through its wholly-owned subsidiary, Excel Industries Germany GmbH, a German limited liability company (Excel GmbH), a number of shares of Schade GmbH, a German limited liability company, equal to 70% of the aggregate share capital of Schade GmbH, and a 56.67% participation in the fixed capital of Schade GmbH & Co. KG, a German limited partnership (Schade KG) of which Schade GmbH is the sole general partner. The transaction was consummated on August 28, 1998. As part of the purchase, the Company also agreed that Excel GmbH will make a contribution to the capital of Shade KG, which contribution will increase the Company's participation in Schade KG to 70%. This contribution will be completed prior to the end of November, 1998 after all documentation has been completed. The Company's financial statements have been prepared assuming the contribution has been made.

     The aggregate purchase price for the interests in Schade GmbH and Schade KG was DM 17,036,400, or approximately U.S. $9,688,600 plus transaction costs. The amount of the Company's agreed upon contribution to the capital of Schade KG is DM 27,340,000, or approximately U.S. $15,548,258. Funds for the purchase price for the interests and the contribution came from the Company's cash on hand.

     The remaining 30 percent of Schade is owned by Hella KG Hueck & Co., another international OEM supplier. Schade has sales and manufacturing operations in Germany, Portugal, Spain, United Kingdom and the Czech Republic with annual sales of more than $275 million. Schade and its affiliated companies are engaged in the manufacture and distribution of ornament and roof moldings, door frames, plastic automobile body components (wind deflectors, air intakes and ventilation covers), plastic automobile inside fittings or equipment (center consoles, roof covers and panels as well as sliding roof covers) and glass modules for the automotive industry.

     The acquisition of Schade was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired, approximately $3 million, has been accounted for as goodwill and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     The accompanying consolidated statements of income include the operating results of Schade since the effective date of the acquisition. Pro forma unaudited consolidated operating results of the Company and Schade for the nine months ended September 26, 1998 and September 27, 1997, assuming the acquisition had been made as of the beginning of 1998 and 1997, are summarized below (in thousands except per share amounts):

                                          Nine months ended
                                        9/26/98      9/27/97
Net sales                               $913,013     $938,553
Net income                                14,690        17,361
Net income per share, basic                 1.18          1.61
Net income per share, diluted               1.17          1.46

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

     Effective July 1, 1998, the Company acquired 70 percent of
Schade GmbH & Co. KG, Plettenberg, Germany as described below.

Material Changes in Results of Operations:
Quarter Ended September 26, 1998 Compared to
Quarter Ended September 27, 1997

Sales in the third quarter of 1998 increased 31.2% or $66.7 million to $280.2 million from $213.5 million in 1997 as a result of the Schade acquisition. Sales from Schade totaled $75.9 million in the 1998 third quarter. Sales for the light vehicle products segment (excluding Schade) were $149.2 million in the third quarter of 1998 compared to $162.8 million in the 1997 third quarter. North American light vehicle build was down 1.7% in the third quarter of 1998 compared to the same period in 1997.
 Sales in 1998 were reduced by $6.9 million because of the strikes at General Motors. Our largest customer, Ford Motor Company, discontinued its long-running Aerostar van and Thunderbird/Cougar programs in mid-1997 and ended its production of F-Series light trucks with vent windows. These programs accounted for approximately $5.1 million in revenue in the 1997 third period. Sales were further affected by approximately $800,000 for customer selling price reductions associated with long-term supply agreements. The remainder of the decrease was primarily due to changes in customers product mix, predominantly lower passenger car production and higher light truck and sport utility vehicles. For the RV/MT/HT products segment sales increased to $55.1 million in 1998 from $50.7 million in 1997 on the strength of the recreational vehicle and mass transit industries.

     Gross profit was $20.6 million in the current quarter or 7.4% of sales, down from $21.7 million or 10.1% of sales in the third quarter of 1997. The lower gross margins were primarily due to the start-up costs and below-cost pricing on major seat track programs ($6.8 million), the strikes at General Motors ($2.2 million), lower sales volumes in the light vehicle products segment ($1.1 million), and the effects of the selling price reductions due to long-term supply agreements ($800,000). These reductions were offset by the consolidation of Schade ($5.7 million), product mix ($4.4 million), and higher sales volumes in the RV/MT/HT products segment ($800,000).

     The Company historically depreciated plant and equipment using accelerated depreciation methods for both financial and tax reporting purposes. A survey conducted by the Company confirmed that the straight-line method of depreciation as the predominant method used throughout the automotive supply industry. Accordingly, for capital expenditures for the 1998 fiscal year and thereafter, the Company adopted the straight-line method of depreciation for financial reporting purposes. The Company expects a favorable effect of the change on net income for the fiscal year ending January 2, 1999 of approximately $1.2 million.

     Selling, administrative and engineering expenses totaled $20.0 million in the third quarter of 1998, up from $19.0 million in the 1997 third quarter. Excluding Schade's $3.4 million, expenses would have been $2.4 million lower. Approximately $700,000 of the decrease was due to a reduction in product development expenses, $400,000 was due to the administrative costs of the North American facilities closed in late 1997 and $1.2 million in costs associated with closure of the Italian operation in 1997.

     Interest expense totaled $3.8 million in 1998 up from $2.8 million in the year ago third quarter. The increase was due to Schade ($1.3 million) which was partially offset by the conversion of the 10% convertible subordinated notes into common shares of the Company in October, 1997.

     Other income of $417,000 in the 1998 third quarter and $572,000 in the 1997 period consists primarily of interest income on marketable debt securities.

     Provision for taxes on income in 1998 includes an adjustment for tax credits for prior years. The Company completed a review of qualified research and development expenditures for the years 1994-1997 and recorded tax credits totaling $4 million. The effective rate for U.S. taxes was lowered to 34% for 1998, down from 35% in 1997 due to the current year's effect of these credits.

Material Changes in Results of Operations:
Nine Months Ended September 26, 1998 Compared to
Nine Months Ended September 27, 1997

Sales in the first nine months of 1998 increased 4.0% or $29.3 million to $758.5 million from $729.2 million in 1997. Excluding sales of Schade of $75.9, sales for the light vehicle products segment decreased to $507.1 million in the first nine months of 1998 from $565.5 million in the 1997 period. North American light vehicle build was down 1.5% when compared to the 1997 first nine months.

     Ford Motor Company discontinued its long-running Aerostar van and Thunderbird/Cougar programs in mid-1997 and ended its production of F-Series light trucks with vent windows which accounted for approximately $19.6 million in revenue in the 1997 first nine months. Sales in 1998 were reduced by $10.7 million because of the strikes at General Motors. Also, approximately $4 million of the decrease was a result of the sale of the parking brake product line which was sold on May 3, 1997. Sales were further affected by approximately $3.5 million for customer selling price reductions associated with long-term supply agreements. The remainder of the decrease was primarily due to changes in customers product mix, predominantly lower passenger car production and higher light truck and sport utility vehicles. For the RV/MT/HT products segment sales increased to $175.4 million in 1998 from $162.8 million in 1997 on the strength of the recreational vehicle and mass transit industries.

     Gross profit was $76.9 million in the nine months ended September 26, 1998 or 10.1% of sales, down from $89.8 million or 12.3% of sales in the same period of 1997. The lower gross margins were primarily due to the startup costs and below-cost pricing on major seat track programs ($11.2 million), the strikes at General Motors ($3.0 million), lower sales volumes in the light vehicle products segment ($6.3 million), and the effects of the selling price reductions due to long-term supply agreements ($3.5 million). These reductions were offset by the consolidation of Schade ($5.7 million), product mix ($3.2 million), and higher sales volumes in the RV/MT/HT products segment ($2.2 million).

     Selling, administrative and engineering expenses totaled $56.2 million (which includes $3.4 million for Schade) in the first nine months of 1998, down from $58.6 million in the 1997 first nine months. Approximately $2.9 million of the decrease was due to the administrative costs of the facilities closed in late 1997, $1.8 million was due to a reduction in product development expenses and $600,000 was due to lower accruals for management incentive in 1998.

     Interest expense totaled $8.1 million in 1998 down from $8.5 million in the year ago first nine months. The decrease was due to the conversion of the 10% convertible subordinated notes into common shares of the Company in October, 1997 offsetting Schade's interest expense.

     Other income of $1.5 million consists primarily of interest income on marketable debt securities of $1.3 million and $500,000 for a state loan forgiven after all contractual requirements were met, less $485,000 for the Company's share of losses in its Brazilian joint venture. The $1.4 million in the 1997 first nine months was primarily interest income on marketable securities.

     Provision for taxes on income in 1998 includes an adjustment for tax credits for prior years. The Company completed a review of qualified research and development expenditures for the years 1994-1997 and recorded tax credits totaling $4 million. The effective rate for U.S. taxes was lowered to 34% for 1998, down from 35% in 1997 due to the current year's effect of these credits.

Material Changes in Financial Condition:

For the nine months ended September 26, 1998 cash flow from operations totaled $46.6 million and the reduction of marketable securities provided $24.4 million. Borrowings on the credit line totaled $15.0 million. Capital expenditures totaled $32.4 million, $23.7 million was used to repay debt (primarily Schade), $4.6 million was used for dividends, $10.1 million was used for the Schade acquisition and $2.4 million was used to acquire treasury shares in accordance with the buy back program announced on September 9, 1998. Capital expenditures for the year are estimated to be $52 million.

     Cash and marketable securities amounted to $15.8 million at September 26, 1998, a decrease of $11.0 million from December 27, 1997. At September 26, 1998, the Company had available unused lines of credit of approximately $40 million. For the next twelve months, the Company expects its current cash balances, operating cash flow and available credit lines to be sufficient to finance operating cash needs and capital expenditures.

     Effective July 1, 1998, the Company purchased through its wholly-owned subsidiary, Excel Industries Germany GmbH, a German limited liability company (Excel GmbH), a number of shares of Schade GmbH, a German limited liability company, equal to 70% of the aggregate share capital of Schade GmbH, and a 56.67% participation in the fixed capital of Schade GmbH & Co. KG, a German limited partnership (Schade KG) of which Schade GmbH is the sole general partner. The transaction was consummated on August 28, 1998. As part of the purchase, the Company also agreed that Excel GmbH will make a contribution to the capital of Shade KG, which contribution will increase the Company's participation in Schade KG to 70%. This contribution will be completed prior to the end of November, 1998 after all documentation has been completed. The Company's financial statements have been prepared assuming the contribution has been made.

     The aggregate purchase price for the interests in Schade GmbH and Schade KG was DM 17,036,400, or approximately U.S. $9,688,600 plus transactions costs. The amount of the Company's agreed upon contribution to the capital of Schade KG is DM 27,340,000, or approximately U.S. $15,548,258. Funds for the purchase price for the interests and the contribution came from the Company's cash on hand.

     The remaining 30 percent of Schade is owned by Hella KG Hueck & Co., another international OEM supplier. Schade has sales and manufacturing operations in Germany, Portugal, Spain, United Kingdom and the Czech Republic with annual sales of more than $275 million. Schade and its affiliated companies are engaged in the manufacture and distribution of ornament and roof moldings, door frames, plastic automobile body components (wind deflectors, air intakes and ventilation covers), plastic automobile inside fittings or equipment (center consoles, roof covers and panels as well as sliding roof covers) and glass modules for the automotive industry.

     The acquisition of Schade was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired, approximately $3 million, has been accounted for as goodwill and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

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

Year 2000 Compliance

     In 1997, the Company started a program to ensure year 2000 compliance (Y2K) issues would be addressed. This program addresses information technology (IT), computer controlled manufacturing processes, and Non-IT systems, as well as, obtaining assurance that vendors supplying services and materials will be Y2K compliant. This program is chaired by an internal committee made up of corporate personnel who have been using guidelines issued by the Automotive Industry Action Group (AIAG)

     The Company's program phases are: Inventory, Risk Evaluation, Contingency Plan, Remediation, and Testing. The Company has completed the Inventory phase. Risk Evaluation, Contingency Plan and remediation steps are scheduled to be completed by the end of 1998. Testing is scheduled to be completed by the end of the first quarter 1999. The Company's program has been reviewed by two different third parties and received overall ratings of Low to Moderate Risk.

     Each plant facility has assigned a Year 2000 program coordinator to be a part of the committee to enable changes to be made efficiently. Status reports, action plans and timeliness are reported to the Company's executive officers on a regular basis. Newsletters are now being sent to customers on a regular basis to keep them informed of the Company's status.

     All mission critical informational systems software, manufacturing processes and Non-IT systems, including Schade's, have been deemed Y2K compliant. Any additions or changes made to existing applications, which have already been tested, are reviewed for Y2K compliance. The Company is in the process of surveying vendors and suppliers to ascertain their status. Costs for the reviews and changes to date have been minimal (less than $100,000). Future costs are not expected to exceed $500,000.

     The Company has yet to identify the most likely, worst case scenario. This will be done in conjunction with the risk evaluation, contingency plan and testing phases of the Company's program.

The Euro Conversion

Eleven of the fifteen member countries of the European Union (the participating countries) have agreed to adopt the euro as their common legal currency on January 1, 1999, based on fixed conversion rates between their existing sovereign currencies (the legacy currencies) and the euro. Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the transition period). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. The euro will then trade on currency exchanges and be available for non-cash transactions.

     Schade has been reviewing this issue to ascertain that operations will not be adversely affected. Accounting systems are being updated so as to be compatible with both the euro and legacy currency. Schade has issued letters to vendors and suppliers stating that they will be ready by January 1, 1999 to execute payments in either the local currency or the euro. No major problems are anticipated.

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

                     PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
         (a)  The following exhibit is being filed herewith:

              (27)  Financial Data Schedule

         (b)  The Registrant filed its Current Report on
              Form 8-K, reporting the acquisition on
              August 28, 1998 through its wholly-owned subsidiary, Excel Industries Germany GmbH, a German limited liability company, a number of shares of Schade GmbH, a German limited liability company, equal to 70% of the aggregate share capital of Shade GmbH, and a 56.67% participation in the fixed capital Schade GmbH
              & Co. KG, a German limited partnership of which Schade GmbH is the sole general partner.

                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     EXCEL INDUSTRIES, INC.
                                         (Registrant)


Date:  November 6, 1998            s/ James O. Futterknecht, Jr.
                                      James O. Futterknecht
                                      Chairman, President and
                                      Chief Executive Officer



Date:  November 6, 1998            s/ Joseph A. Robinson
                                      Joseph A. Robinson
                                      Senior Vice President,
                                      Secretary and
                                      Chief Financial Officer



Date:  November 6, 1998            s/ Ike K Eikelberner
                                      Ike K. Eikelberner
                                      Vice President,
                                      Corporate Controller
                                      and Chief Accounting
                                      Officer